Form 10-K
period 2009-12-31
WESTERN LUCRATIVE ENTERPRISES, INC.
filed 2010-04-06
CIK 1442101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

Commission file number: 333-152950

Western Lucrative Enterprises, Inc.
(Exact Name of Registrant as Specified in its Charter)

Iowa	26-3045445
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

49590 Palo Verde Road
Morongo Valley, CA 92256
(Address of Principal Executive Offices)

Registrant’s telephone number, including area code: (760) 899-1919

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act:

Common Stock, $0.001 par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes      .No  X .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes      .No  X .

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X . No      .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  X .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer .	Accelerated Filer .
Non-accelerated filer .	Smaller reporting company X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  X . No      .

For the year ended December 31, 2009, the issuer had no revenues.

As of Dec. 31, 2009, there was no trading market for the issuer's common stock, $.001 par value.

The number of shares outstanding of the issuer’s common stock, $.001 par value, as of March 15, 2010 was 4,255,000 shares.

DOCUMENTS INCORPORATED BY REFERENCE

NONE.

Western Lucrative Enterprises, Inc.

Form 10-K Annual Report

FORWARD LOOKING STATEMENT INFORMATION

Certain statements made in this Annual Report on Form 10-K are “forward-looking statements” regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein particularly in view of the current state of our operations, the inclusion of such information should not be regarded as a statement by us or any other person that our objectives and plans will be achieved. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, the factors set forth herein under the headings “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors”. We undertake no obligation to revise or update publicly any forward-looking statements for any reason. The terms “we”, “our”, “us”, or any derivative thereof, as used herein refer to Western Lucrative Enterprises, Inc.

PART 1

ITEM 1.

BUSINESS.

CORPORATE BACKGROUND

 Western Lucrative Enterprises, Inc. was incorporated pursuant to the laws of the State of Iowa on July 14, 2008.

Our Business

We are a development stage company. We plan to develop an online landscape design construction and consulting business.  Our internet based company will service do it yourself individuals or companies who want to beautify their home or business without the cost and disruption of designers/architects/construction workers.  Our company will not charge a fee to clients for initial consulting questions, but rather will focus on sales and marketing efforts to earn revenue on each incremental sale of services or designs to customers.  We have  commenced  only limited  operations,  primarily focused on plans for designing  and  launching an  "information  only" website to start to build  brand  awareness  of our  planned  business.  We have never declared bankruptcy, have never been in receivership, and have never been involved in any legal action or proceedings.  We have not made any significant purchase or sale of assets, nor has the Company been involved in any mergers, acquisitions or consolidations. We are not a blank check registrant as that term is defined in Rule  419(a)(2)  of  Regulation C of the  Securities  Act of 1933, because  we  have  a  specific  business  plan  and  purpose.   Neither the Company, nor its officers,  directors,  promoters or affiliates,  has had preliminary  contact or discussions  with, nor do we have any present plans, proposals, arrangements or understandings with any representatives of the owners of any  business or company  regarding  the  possibility  of an  acquisition  or merger.

Our business model is built around online delivery using the internet. The World Wide Web has become an economical distribution channel. We plan to leverage the technological  innovations of the internet to offer our services to clients,  to communicate  directly with them,  to provide  consulting and design  services,  to advertise our designs books, to sell designs, and to perform all necessary financial transactions electronically.  We plan to use the online services of PayPal for customer orders.

Our plan of operation is to outsource the development of the website and to launch our marketing plan.  Initially, we plan to commence marketing of our services using Google and Yahoo website CPC programs and through viral marketing, such as blogs, postings on online communities such as Yahoo!(R) Groups and amateur websites such as YouTube.com, and other methods of getting Internet users to refer others to our website by e-mail or word of mouth. We also intend to use search engine optimization, the marketing of our website via search engines by purchasing sponsored placement in search result, and to enter into affiliate marketing relationships with website providers to increase our access to Internet consumers. In our management’s opinion there is a need for design consulting in the do it yourself sector of the market.

 We intend to develop procedures to make the information given to a prospective purchaser as accurate as possible to lead to the highest percentage of successful Western Lucrative purchases.   We intend to focus only on items which can be designed without travel to the location.

Our Competition

See the Risk Factors section of this prospectus for a discussion on the competition we currently face or may face in the future.

Proprietary Rights

See the Risk Factors section of this prospectus for a discussion on the intellectual property issues we face in our business.

Our Research and Development

We are not currently conducting any research and development activities. For all lines of products we will offer, we intend to rely on concepts and other intellectual property developed by Randall A. Baker our sole officer and director. Mr. Baker is under no contractual obligation to the Company to continue to develop new lines of websites nor is he under any contractual obligation to assign his rights in any new lines of websites to the Company. We do not intend to use any other person other than Mr. Baker as a source for new lines of websites or products. We intend to rely on third party service providers to continue the development of concepts developed by Mr. Baker and assigned to Western Lucrative Enterprises.

Government Regulation

See the Risk Factors section of this prospectus for a discussion relevant government regulation and the legal uncertainties related to our business activities.

Employees

As of December 31, 2009 we have no employees other than our sole officer and director. We anticipate that we will not hire any employees in the next twelve months, unless we generate significant revenues. We believe our future success depends in large part upon the continued service of our sole officer and director, Randall A. Baker.

Item 1A.	Risk Factors

Because our auditors have issued a going concern opinion, there is substantial uncertainty we will continue operations in which case you could lose your investment.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an ongoing business for the next 12 months. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue in business. As such we may have to cease operations and you could lose your investment.

We lack an operating history and have losses that we expect to continue into the future. There is no assurance our future operations will result in profitable revenues. If we cannot generate sufficient revenues to operate profitably, we will cease operations and you will lose your investment.

We were incorporated on July 14, 2008 and we have not started our proposed business operations or realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made.

Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

  our ability to develop and continually update a functional, user-friendly website;
  our ability to procure and maintain on commercially reasonable terms relationships with third parties to develop and maintain our website, network infrastructure, and transaction processing systems;
  our ability to identify and pursue mediums through which we will be able to market our products;
  our ability to attract customers to our website;
  our ability to generate revenues through sales on our website; and
  our ability to manage growth by managing administrative overhead.

  Based upon current plans, we expect to incur operating losses in future periods because we will be incurring expenses and not generating revenues. We cannot guarantee that we will be successful in generating revenues in the future.

  We may be unable to protect the intellectual property rights that we have.

  Randall A. Baker, our sole officer and director, developed the concepts behind the business plan. Mr. Baker assigned any intellectual property rights that he may have had in that line to us. While Mr. Baker did not believe that website plan infringed on the intellectual property rights of third parties, Mr. Baker did not take any steps such as copyright or trademark protection to protect his intellectual property rights, nor did he conduct any investigation to see if the website plan infringed on the intellectual property rights of third parties. We have not conducted any investigation to see if the website plan infringes on the intellectual property rights of others. We have also not taken any further steps to protect our intellectual property rights in the website designer do we intend to do so until after we receive the proceeds from the offering and start our operations.

  Mr. Baker is under no contractual obligation to Western Lucrative to continue to develop new web products nor is he under any contractual obligation to assign his intellectual property rights in any new lines to Western Lucrative.

  We do not intend to use any person other than Mr. Baker as a source of concepts for new lines to offer on our website.

  We intend to rely on a combination of copyright, trademark and trade secret protection and non-disclosure agreements with employees and third-party service providers to establish and protect the intellectual property rights that we have in the products we manufacture and distribute. There can be no assurance that our competitors will not independently develop products that are substantially equivalent or superior to ours. There also can be no assurance that the measures we adopt to protect our intellectual property rights will be adequate to do so. The ability of our competitors to develop products or other intellectual property rights equivalent or superior to ours or that our inability to enforce our intellectual property rights could have a material adverse affect our results of operation.

  Though we do not believe that any of the products will infringe on the intellectual property rights of third parties in any material respect, there can be no assurance that third parties will not claim infringement by us with respect to the products. Any such claim, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require us to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all, which could have a material adverse effect on our business, results of operations and financial condition.

  Changing consumer preferences will require periodic product introduction.

  As a result of changing consumer preferences, many websites are successfully marketed for a limited period of time. There can be no assurance that any of our food and bakery products continue to be popular for a period of time. Our success will be dependent upon our ability to develop new and improved product lines. Our failure to introduce new sites and product lines and to achieve and sustain market acceptance and to produce acceptable margins could have a material adverse effect on our financial condition and results of operations.

  We face intense competition and our inability to successfully compete with our competitors will have a material adverse effect on our results of operation.

  The landscape design industry is highly competitive.  Many of our competitors have longer operating histories, greater brand recognition, broader product lines and greater financial resources and advertising budgets than we do. Many of our competitors offer similar products or alternatives to our products. We intend to rely solely on concepts and other intellectual property developed by Randall A. Baker, our sole officer and director. There can be no assurance that we will procure an on-line retail market that will be available to support the sites we will offer or allow us to seek expansion. There can be no assurance that we will be able to compete effectively in this marketplace.

  Intellectual property claims against us can be costly and could impair our business. Other parties may assert infringement or unfair competition claims against us. We cannot predict whether third parties will assert claims of infringement against us, or whether any future assertions or prosecutions will harm our business. If we are forced to defend against any such claims, whether they are with or without merit or are determined in our favor, then we may face costly litigation, diversion of technical and management personnel, or product shipment delays. As a result of such a dispute, we may have to develop non-infringing technology or enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may be unavailable on terms acceptable to us, or at all. If there is a successful claim of product infringement against us and we are unable to develop non-infringing technology or license the infringed or similar technology on a timely basis, it could impair our business.

  If we do not attract customers to our website on cost-effective terms, we will not make a profit, which ultimately will result in a cessation of operations.

  Our success depends on our ability to attract retail customers to our website on cost-effective terms. Our strategy to attract customers to our website, which has not been formalized or implemented, includes viral marketing, the practice of generating "buzz" among Internet users in our products through the developing and maintaining weblogs or "blogs", online journals that are updated frequently and available to the public, postings on online communities such as Yahoo!(R) Groups and amateur websites such as YouTube.com, and other methods of getting Internet users to refer others to our website by e-mail or word of mouth; search engine optimization, marketing our website via search engines by purchasing sponsored placement in search results; and entering into affiliate marketing relationships with website providers to increase our access to Internet consumers. We expect to rely on viral marketing as the primary source of traffic to our website, with search engine optimization and affiliate marketing as secondary sources. Our marketing strategy may not be enough to attract sufficient traffic to our website. If we are unsuccessful at attracting a sufficient amount of traffic to our website, our ability to get customers and our financial condition will be harmed.

  To date we do not have any customers. We cannot guarantee that we will ever have any customers. Even if we obtain customers, there is no guarantee that we will generate a profit. If we cannot generate a profit, we will have to suspend or cease operations.

  We will be dependent on third parties to develop and maintain our website, network infrastructure, and transaction processing systems; design (based on concepts developed by our sole officer and director); and fulfill a number of customer service and other retail functions. If such parties are unwilling or unable to continue providing these services, our business could be severely harmed.

  We will rely on third parties to develop and maintain our website, network infrastructure, and transaction processing systems; design (based on concepts developed by Randall A. Baker, our sole officer and director) To date we have not entered into any formal relationship with any third parties to provide these services. Our success will depend on our ability to build and maintain relationships with such third party service providers on commercially reasonable terms. If we are unable to build and maintain such relationships on commercially reasonable terms, we will have to suspend or cease operations. Even if we are able to build and maintain such relationships, if these parties are unable to deliver products on a timely basis, our customers could become dissatisfied and decline to make future purchases. If our customers become dissatisfied with the services provided by these third parties, our reputation and the Western Lucrative brand could suffer.

  We will depend on third-party delivery services to deliver our products to our customers on a timely and consistent basis.

  Our operating results will depend on our website, network infrastructure, and transaction processing systems. Capacity restraints or systems failures would harm our business, results of operations and financial condition.

  We have not developed our website, network infrastructure, or transaction processing systems, and we intend to use the proceeds from this offering to do so as described in the "Use of Proceeds" section of this prospectus. We will have to suspend or cease operations if we are unable to develop our website, network infrastructure, and transaction processing systems.

  If we are able to develop our website, network infrastructure, and transaction processing systems, any systems interruptions that result in the unavailability of our website or reduced performance of our transaction systems would reduce our transaction volume and the attractiveness of our services and would seriously harm our business, operating results, and financial condition. Our transaction processing systems and network infrastructure may be unable to accommodate increases in traffic to our website. We may be unable to project accurately the rate or timing of traffic increases or successfully upgrade our systems and infrastructure to accommodate future traffic levels on our website. In addition, we may be unable to upgrade or expand our transaction processing systems in an affective and timely manner or to integrate any newly developed or purchased functionality with our then existing systems. Any inability to do so may cause unanticipated system disruptions, slower response times, degradation in levels of customer service, impaired quality and speed of order fulfillment or delays in reporting accurate financial information.

  We are solely dependent upon the funds to be raised in this offering to initiate our operations, the proceeds of which may be insufficient to achieve revenues. If we need additional funds and can't raise them we will have to terminate our operations.

  We have not started our business operations. If we need additional funds and can't raise the money, we will have to cease operations.

  If we do not make a profit, we may have to suspend or cease operations.

  Because we are small and do not have much capital, we must limit the marketing of our website. The website is how we will generate revenue. Because we will be limiting our marketing activities, we may not be able to attract enough suppliers and customers to operate profitably. If we cannot operate profitably, we may have to suspend or cease operations.

  Because our sole officer and director will only be devoting limited time to our operations, our operations may be sporadic which may result in periodic interruptions or suspensions of operations. This activity could prevent us from developing websites and attracting customers and result in a lack of revenues that may cause us to suspend or cease operations.

  Our sole officer and director, Randall A. Baker, will only be devoting limited time to our operations. Mr. Baker will be devoting approximately 10 hours per week of his time to our operations. Because our sole officer and director will only be devoting limited time to our operations, our operations may be sporadic and occur at times which are convenient to him. As a result, operations may be periodically interrupted or suspended which could result in a lack of revenues and a possible cessation of operations.

  Because our sole officer and director does not have prior experience in online marketing, we may have to hire individuals or suspend or cease operations.

  Because our sole officer and director does not have prior experience in online marketing, we may have to hire additional experienced personnel to assist us with our operations. If we need the additional experienced personnel and we do not hire them, we could fail in our plan of operations and have to suspend operations or cease operations.

  Because our sole officer and director does not have prior experience in financial accounting and the preparation of reports under the Securities Exchange Act of 1934, we may have to hire individuals which could result in an expense we are unable to pay.

  Because our sole officer and director does not have prior experience in financial accounting and the preparation of reports under the Securities Act of 1934, we may have to hire additional experienced personnel to assist us with the preparation thereof. If we need the additional experienced personnel and we do not hire them, we could fail in our plan of operations and have to suspend operations or cease operations entirely and you could lose your investment.

  Because we have only one officer and director who is responsible for our managerial and organizational structure, in the future, there may not be effective disclosure and accounting controls to comply with applicable laws and regulations which could result in fines, penalties and assessments against us.

  We have only one officer and director. He is responsible for our managerial and organizational structure which will include preparation of disclosure and accounting controls under the Sarbanes Oxley Act of 2002. When theses controls are implemented, he will be responsible for the administration of the controls. Should he not have sufficient experience, he may be incapable of creating and implementing the controls which may cause us to be subject to sanctions and fines by the Securities and Exchange Commission.

  We are completely dependent on our sole officer and director to guide our initial operations, initiate our plan of operations, and provide financial support. If we lose his services we will have to cease operations.

  Our success will depend entirely on the ability and resources of Mr. Baker, our sole officer and director. If we lose the services or financial support of Mr. Baker, we will cease operations. Presently, Mr. Baker is committed to providing his time and financial resources to us. However, Mr. Baker does engage in other activities and only devotes and will devote a limited amount of time to our operations.

  Risks Relating to the Internet Industry

  Our success is tied to the continued use of the Internet and the adequacy of the Internet infrastructure.

  Our future revenues and profits, if any, substantially depend upon the continued widespread use of the Internet as an effective medium of business and communication.

  Factors which could reduce the widespread use of the Internet include:

    actual or perceived lack of security of information or privacy protection;
    possible disruptions, computer viruses or other damage to the Internet servers or to users' computers; and
    excessive governmental regulation.
    Customers may be unwilling to use the Internet to purchase dating services.
  Our future depends heavily upon the general public's willingness to use the Internet as a means to purchase dating services. The demand for and acceptance of dating services sold over the Internet are highly uncertain, and most e-commerce businesses have a short track record. If consumers are unwilling to use the Internet to conduct business, our business may not develop profitably.

  Our relationships with our customers may be adversely affected if the security measures that we use to protect their personal information, such as credit card numbers, are ineffective.

  Any breach in our website security could expose us to a risk of loss or litigation and possible liability. We anticipate that we will rely on encryption and authentication technology licensed from third parties to provide secure transmission of confidential information. As a result of advances in computer capabilities, new discoveries in the field of cryptography or other developments, a compromise or breach of our security precautions may occur. A compromise in our proposed security could severely harm our business. A party who is able to circumvent our proposed security measures could misappropriate proprietary information, including customer credit card information, or cause interruptions in the operation of our website. We may be required to spend significant funds and other resources to protect against the threat of security breaches or to alleviate problems caused by these breaches. However, protection may not be available at a reasonable price, or at all. Concerns regarding the security of e-commerce and the privacy of users may also inhibit the growth of the Internet as a means of conducting commercial transactions.

  Because we will rely primarily on on-line credit card payment for our services, we will risk fraudulent credit card transactions; a failure to adequately control such transactions would harm our net sales and results of operations because we do not intend to carry insurance against this risk. We intend to utilize technology to help us detect the fraudulent use of credit card information. Nonetheless, we may suffer losses as a result of orders placed with fraudulent credit card data, even though the associated financial institution approved payment of the orders. Under current credit card practices, we will be liable for fraudulent credit card transactions because we do not intend to obtain a cardholder's signature. Because we have no operating history, we cannot predict our future levels of bad-debt expense.

  If one or more states successfully assert that we should collect sales or other taxes on the sale of the merchandise that we offer for sale on our website, our business could be harmed.

  We do not intend to collect sales or other similar taxes for physical shipments of goods into states other than Texas. One or more local, state or foreign jurisdictions may seek to impose sales tax collection obligations on us and other out-of-state companies that engage in online commerce. Our business could be adversely affected if one or more states or any foreign country successfully asserts that we should collect sales or other taxes on the sale of our merchandise.

  Existing or future government regulation could harm our business.

  We are subject to the same federal, state and local laws as other companies conducting business on the Internet. Today there are relatively few laws specifically directed towards conducting business on the Internet. However, due to the increasing popularity and use of the Internet, many laws and regulations relating to the Internet are being debated at the state and federal levels. These laws and regulations could cover issues such as user privacy, freedom of expression, pricing, fraud, quality of products and services, taxation, advertising, intellectual property rights and information security. Applicability to the Internet of existing laws governing issues such as property ownership, copyrights and other intellectual property issues, taxation, libel, obscenity and personal privacy could also harm our business. Current and future laws and regulations could harm our business, results of operation and financial condition.

  Laws or regulations relating to privacy and data protection may adversely affect the growth of our Internet business or our marketing efforts.

  We are subject to increasing regulation at the federal, state, and international levels relating to privacy and the use of personal user information. These data protection regulations and enforcement efforts may restrict our ability to collect demographic and personal information from users, which could be costly or harm our marketing efforts.

  ITEM 1B.

  UNRESOLVED STAFF COMMENTS.

  None.

  ITEM 2.

  PROPERTIES

  The Company does not own any property at the present time and has no agreements to acquire any property. Our executive offices are located Grand Avenue, Morongo Valley, CA 92264. (The space is approximately 150 square feet total) and is provided by our officer at no cost. We believe that this space is adequate for our needs at this time, and we believe that we will be able to locate additional space in the future, if needed, on commercially reasonable terms.

  ITEM 3.

  LEGAL PROCEEDINGS

  None.

  ITEM 4.

  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

  PART II

  ITEM 5.

  MARKET FOR OUR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

  (a) Market Information. Our Common Stock is not trading on any public trading market or stock exchange. No assurance can be given that any market for our Common Stock will ever develop.

  (b) Holders. As of March 15, 2010, there were 40 record holders of all of our issued and outstanding shares of Common Stock.

  (c) Dividend Policy. We have not declared or paid any cash dividends on our Common Stock and do not intend to declare or pay any cash dividend in the foreseeable future. The payment of dividends, if any, is within the discretion of the Board of Directors and will depend on our earnings, if any, our capital requirements and financial condition and such other factors as the Board of Directors may consider.

  ITEM 6.

  SELECTED FINANCIAL DATA.

  As a smaller reporting company, as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we are not required to provide the information required by this item.

  ITEM 7.

  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  Certain statements in this report and elsewhere (such as in other filings by the Company with the Securities and Exchange Commission ("SEC"), press releases, presentations by the Company of its management and oral statements) may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," and "should," and variations of these words and similar expressions, are intended to identify these forward-looking statements. Actual results may materially differ from any forward-looking statements. Factors that might cause or contribute to such differences include, among others, competitive pressures and constantly changing technology and market acceptance of the Company's products and services. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

  Western Lucrative Enterprises, Inc. was incorporated on July 14, 2008.  As of the date of this document, we have generated no revenues and substantial expenses.  This resulted in a net loss of since inception, which is attributable to general and administrative expenses.

  Since incorporation, we have financed our operations primarily through minimal initial capitalization.

  To date we have not implemented our fully planned principal operations.    The realization of sales revenues in the next 12 months is important in the execution of the plan of operations.  However, we cannot guarantee that it will generate such growth.  If we do not produce sufficient cash flow to support our operations over the next 12 months, we may need to raise additional capital by issuing capital stock in exchange for cash in order to continue as a going concern.  There are no formal or informal agreements to attain such financing.  We cannot assure any investor that, if needed, sufficient financing can be obtained or, if obtained, that it will be on reasonable terms.  Without realization of additional capital, it would be unlikely for operations to continue.

  Western Lucrative Enterprises, Inc.’s management does not expect to conduct any research and development.

  Western Lucrative Enterprises, Inc. currently does not own any significant plant or equipment that it would seek to purchase or sell in the near future.

  Our management does not anticipate any significant changes in the number of employees in the next 12 months.  Currently, we believe the services provided by our officers and directors are sufficient at this time.

  We have not paid for expenses on behalf of any director.  Additionally, we believe that this practice will not materially change.

  OFF-BALANCE SHEET ARRANGEMENTS

  We do not have any off-balance sheet arrangements.

  (ii) RESULTS OF OPERATIONS

  The Company has earned no significant revenue or profits to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. The Company incurred a net loss of $20,295 for the year ended Dec. 31, 2009, as compared to a net loss of $5,075 for 2008. From the date of inception July 14, 2008, to Dec. 31, 2009 the Company lost a total of $25,370.  Most labor and services have been compensated with issuances of stock or cash payment has been deferred.

  Liquidity and Capital Resources

  The Company has financed its expenses and costs thus far through financing and through the increase in its accounts payable, payments made by others for the company and by the settlement of the payable amounts with shares of common stock of the Company. As of Dec. 31, 2009, the Company had a cash of $2,755 compared to cash of $0 as of Dec. 31, 2008.

  For the most recent fiscal year, 2009, the Company incurred a loss in the amount of $20,295 and $5,075 for 2008. Both years’ losses are a result of organizational expenses and expenses associated with setting up a Company structure in order to begin implementing its business plan. The Company anticipates that until these procedures are completed, it will not generate revenues, and may continue to operate at a loss thereafter, depending upon the performance of the business.

  During the period from July 14, 2008 (date of inception) through Dec. 31, 2009, the Company has incurred an accumulated net loss of $25,370 has not attained profitable operations. The Company is dependent upon obtaining adequate financing to enable it to pursue its business plan and manage its operations so that they are profitable.

  (iii) The Company has limited financial resources available, which has had an adverse impact on the Company's liquidity, activities and operations. These limitations have adversely affected the Company's ability to obtain certain projects and pursue additional business. There is no assurance that the Company will be able to raise sufficient funding to enhance the Company's financial resources sufficiently to generate volume for the Company, or to engage in any significant research and development, or purchase plant or significant equipment.

  Management has been successful in raising sufficient funds to cover the Company’s immediate expenses including the cost of auditing and filing required documents for 2009.

  The Company as a whole may continue to operate at a loss for an indeterminate period thereafter, depending upon the performance of its new businesses. In the process of carrying out its business plan, the Company will continue to identify new financial partners and investors.  However, it may determine that it cannot raise sufficient capital to support its business on acceptable terms, or at all.  Accordingly, there can be no assurance that any additional funds will be available on terms acceptable to the Company or at all. As of Dec. 31, 2009, the company was authorized to issue75,000,000 shares of common stock.

  Commitments

  We do not have any commitments which are required to be disclosed in tabular form as of Dec. 31, 2009.

  Off-Balance Sheet Arrangements

  As of Dec. 31, 2009, we have no off-balance sheet arrangements such as guarantees, retained or contingent interest in assets transferred, obligation under a derivative instrument and obligation arising out of or a variable interest in an unconsolidated entity.

  Subsequent Events

  There were no reportable subsequent events from Dec. 31, 2009 through the date this report is filed.

  ITEM 7A.

  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

  As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this item.

  ITEM 8.

  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

  See the index to the Financial Statements below, beginning on page F-1.

  ITEM 9.

  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  On December 30, 2009, Board of Directors of the Registrant dismissed The Blackwing Group, LLC, its independent registered public account firm.  The PCAOB revoked the registration of Blackwing on December 22, 2009 because of violations of PCAOB rules and auditing standards in auditing the financial statements of two issuers from 2006 to 2008, PCAOB rules and quality controls standards and Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, and non cooperation with a Board Investigation.  The Board of Directors of the Registrant and the Registrant's Audit Committee approved of the dismissal of The Blackwing Group, LLC as its independent auditor. None of the reports of The Blackwing Group, LLC on the Company's financial statements for either of the past two years and the interim period from Dec. 31, 2008-the date of the last audited financial statements-through Dec. 30, 2009 contained an adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles, except that the Registrant's audited financial statements contained in its S-1 for the period ended 7/22/2008 a going concern qualification in the registrant's audited financial statements.

  During the registrant's two most recent fiscal years and the interim period from Dec. 31, 2008-the date of the last audited financial statements-through Dec. 30, 2009, there were no disagreements with The Blackwing Group, LLC. whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to The Blackwing Group, LLC's satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report on the registrant's financial statements.

  The registrant has engaged Sam Kan and Company, CPA's to act as its independent registered public accounting firm for all statements going forward and to perform any required re audits. Sam Kan and Company, CPA's have not performed any services for the registrant previously.

  ITEM 9A(T).

  CONTROLS AND PROCEDURES.

  (a) Evaluation of Disclosure Controls and Procedures

  Our management, with the participation of our president and chief financial officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in the Exchange Act Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this report (the “Evaluation Date”). Based upon that evaluation, the president and chief financial officer concluded that as of the Evaluation Date, our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our president and chief financial officer, as appropriate to allow timely decisions regarding required disclosure since our auditor had to make audit adjustments.    Our management intends to work more closely with our auditors to correct this ineffectiveness.

  (b) Management’s Report on Internal Control over Financial Reporting

  Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of Dec. 31, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Our management has concluded that, as of Dec. 31, 2009, our internal control over financial reporting is not effective based on these criteria. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.”

  (c) Changes in Internal Control over Financial Reporting

  There were no changes in our internal controls over financial reporting that occurred during the last fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

  ITEM 9B.

  OTHER INFORMATION

  None.

  PART III

  ITEM 10.

  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

  The following table sets forth information concerning our officers and directors as of December 31, 2009:

Name	Age	Position(s)	Period of Service
Randall Baker	67	President, Chief Executive Officer,	Inception-Current
		Chief Financial Officer,
		Secretary and sole Director

  Our officers and directors are elected to hold office until the next annual meeting of shareholders and until their respective successors have been elected and qualified, or until prior resignation or removal.

  Business Experience

  Mr. Baker has forty years of extensive experience in the securities industry.  He has been a series seven licensed broker/trader, working mainly on the trading side of the industry, managing people, computer systems and was the executive vice president for Wm. Mason & Co., a Los Angeles based Investment Counseling firm for twenty three years through 1993.  Since that time he has been CEO and managing Director of several start-up companies, as well as shell organizations.  He is very much involved in the administration process of mergers and acquisitions, including the filings as well as the marketing for this process.

  Compensation and Audit Committees

  As we only have two board members and given our limited operations, we do not have separate or independent audit or compensation committees. Our Board of Directors has determined that it does not have an “audit committee financial expert,” as that term is defined in Item 407(d)(5) of Regulation S-K. In addition, we have not adopted any procedures by which our shareholders may recommend nominees to our Board of Directors.

  Section 16(a) Beneficial Ownership Reporting Compliance

  Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of our Common Stock (collectively, the “Reporting Persons”) to report their ownership of and transactions in our Common Stock to the SEC. Copies of these reports are also required to be supplied to us. To our knowledge, during the fiscal year ended Dec. 31, 2009 the Reporting Persons complied with all applicable Section 16(a) reporting requirements.

  Code of Ethics

  We have not adopted a Code of Ethics given our limited operations. We expect that our Board of Directors following a merger or other acquisition transaction will adopt a Code of Ethics.

  ITEM 11.

  EXECUTIVE COMPENSATION.

  Randall A. Baker is our sole officers and directors.  He does not receive any regular compensation for his services rendered on our behalf. He did not receive any compensation during the years ended Dec. 31, 2009 and 2008. No officer or director is required to make any specific amount or percentage of his business time available to us.

  Director Compensation

  We do not currently pay any cash fees to our sole director, nor do we pay director’s expenses in attending board meetings.

  Employment Agreements

  We are not a party to any employment agreements.

  ITEM 12.

  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

  The following table sets forth certain information as of Dec. 31, 2009 regarding the number and percentage of our Common Stock (being our only voting securities) beneficially owned by each officer, director, each person (including any “group” as that term is used in Section 13(d)(3) of the Exchange Act) known by us to own 5% or more of our Common Stock, and all officers and directors as a group.

Name and Address of Beneficial Owner	Number of Shares	Percent of Class

Orion Investment, Inc.	2,000,000	55%

Randall A. Baker	250,000	5%
9400 Samel Drive
Morongo Valley, CA 92256

  Unless otherwise indicated, we have been advised that all individuals or entities listed have the sole power to vote and dispose of the number of shares set forth opposite their names. For purposes of computing the number and percentage of shares beneficially owned by a security holder, any shares which such person has the right to acquire within 60 days of Dec. 31, 2009 are deemed to be outstanding, but those shares are not deemed to be outstanding for the purpose of computing the percentage ownership of any other security holder.

  We currently do not maintain any equity compensation plans.

  ITEM 13.

  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

  Our Board of Directors consists solely of Randall A. Baker. He is not independent as such term is defined by a national securities exchange or an inter-dealer quotation system.

  Various related party transactions are reported throughout the notes to our financial statements and should be considered incorporated by reference herein.

  ITEM 14.

  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

  Sam Kan & Associates, 1151 Harbor Bay Parkway, Ste. 101, Alameda CA 94502, (510) 355-0492 is our independent registered public accounting firm.

  Audit Fees

  The aggregate fees billed by Sam Kan & Associates for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings was $3,000 for the fiscal year ended Dec. 31, 2009.

  Audit-Related Fees

  There were no fees billed by Sam Kan & Associates for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements for the fiscal year ended Dec. 31, 2009 and 2008, respectively.

  Tax Fees

  The aggregate fees billed by Sam Kan & Associates for professional services for tax compliance, tax advice, and tax planning were $0 and $0 for the fiscal years ended Dec. 31, 2009 and 2008, respectively.

  Pre-Approval Policy

  We do not currently have a standing audit committee. The above services were approved by our Board of Directors.

  PART IV

  Item 15.

  Exhibits and Financial Statement Schedules

  (a) The following documents are filed as part of this Report:

    Report of Independent Registered Public Accounting Firm (Sam Kan & Associates-2009 and 2008)
    Balance Sheets at Dec. 31, 2009 and 2008
    Statements of Operations for the years ended Dec. 31, 2009 and 2008 and for the cumulative period from July 14, 2008(Date of Inception) to Dec. 31, 2009
    Statements of Changes in Shareholders’ Deficiency for the period from July 14, 2008 (Date of Inception) to Dec. 31, 2009
    Statements of Cash Flows for the years ended Dec. 31, 2009 and 2008, and for the cumulative period from July 14, 2008 (Date of Inception) to Dec. 31, 2009
    Notes to Financial Statements

  1. Financial Statements. The following financial statements and the report of our independent registered public accounting firm, are filed herewith.

  2. Financial Statement Schedules.

  Schedules are omitted because the information required is not applicable or the required information is shown in the financial statements or notes thereto.

  3. Exhibits Incorporated by Reference or Filed with this Report.

Exhibit No.	Description
31.1	Chief Executive Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Chief Financial Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Chief Executive Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*

  *Included herewith

  SIGNATURES

  In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Western Lucrartiver Enterprises, Inc.

Date: April 2, 2010

By: /s/ Randall Baker
Randall Baker, President

  In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 2, 2010

By: /s/ Randall Baker
Randall Baker, President and Director
(Principal Executive Officer)

Date: April 2, 2010

By: /s/ Randall Baker
Randall Baker, Chief Financial Officer
(Principal Financial and Accounting Officer)

  WESTERN LUCRATIVE ENTERPRISES

  (A DEVELOPMENT STAGE COMPANY)

  AUDITED FINANCIAL STATEMENTS

  FOR THE PERIODS OF

  JULY 14, 2008 (DATE OF INCEPTION)

  TO DECEMBER 31, 2008 AND 2009

  SAM KAN AND COMPANY

  1151 HARBOR BAY PKWY, STE 101

  ALAMEDA, CA 94502

  REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors
Western Lucrative Enterprises, Inc.
(A Development Stage Company)
Morongo Valley, California

  We have audited the accompanying balance sheets of Western Lucrative Enterprises, Inc. as of December 31, 2009 and 2008, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years ended December 31, 2009 and 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Western Lucrative Enterprises, Inc.(A Development Stage Company) as of December 31, 2009 and 2008, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

  We were not engaged to examine management's assessment of the effectiveness of Western Lucrative Enterprises, Inc.’s internal control over financial reporting as of December 31, 2009 and 2008, and accordingly, we do not express an opinion thereon.

  The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the consolidated financial statements, the Company has suffered recurring losses and has experienced negative cash flows from operations, which raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to those matters are also described in Note B to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sam Kan & Company
Sam Kan & Company
March 23, 2010
Alameda, California

WESTERN LUCRATIVE ENTERPRISES, INC.
(A Development Stage Enterprise)
Balance Sheets

	December 31,
	2009	2008
ASSETS

Current assets
Cash	$2,755	$-
Prepaid Expenses
Accounts Recievable	-	-
Total current assets	2,755	-

Total assets	$2,755	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$3,000	$-
Total current liabilities	3,000	-

Stockholders' Deficit
Common stock, $.001 par value; 75,000,000 shares authorized, 2,250,000 and 4,255,000 shares issued and outstanding at December 30, 2008 and 2009	4,255	2,250
Additional paid in capital	20,870	2,825
Deficit accumulated during the development stage	(25,370)	(5,075)
Total stockholders' deficit	(245)	-

Total liabilities and stockholders' deficit	$2,755	$-

See accompanying notes to financial statements

WESTERN LUCRATIVE ENTERPRISES, INC.
(A Development Stage Enterprise)
Statement of Operations

	Year Ended December 31, 2009	Year Ended December 31, 2008	For the period from July 14, 2008 (inception) to December 31, 2009

Revenue	$-	$-	$-

Expenses
General and administrative	20,295	5,075	25,370
Total expenses	20,295	5,075	25,370

Net loss	$(20,295)	$(5,075)	$(25,370)

Basic and diluted loss per common share	$(0.001118)	$(0.00821)

Weighted average shares outstanding	1,814,719	618,393

See accompanying notes to financial statements

WESTERN LUCRATIVE ENTERPRISES, INC.
(A Development Stage Enterprise)
Statement of Changes in Stockholders' Deficit

	Common Stock		Additional Paid In Capital	Accumulated Deficit	Total
	Shares	Amount
Balance, July 14, 2008 (Inception)	-	$-	$-	$-	$-
Common stock issued for cash	2,000,000	2,000	2,825	-	4,825
Common stock issued for services	250,000	250	-	-	250
Net loss, period ended December 31, 2008	-	-	-	(5,075)	(5,075)
Balance, December 31, 2008	2,250,000	2,250	2,825	(5,075)	-

Common stock issued for cash	2,000,500	2,005	18,045	-	20,050
Net loss, year ended December 31, 2009	-	-	-	(20,295)	(20,295)
Balance,December 31, 2009	4,255,000	$4,255	$20,870	$(25,370)	$(245)

See accompanying notes to financial statements

WESTERN LUCRATIVE ENTERPRISES, INC.
(A Development Stage Enterprise)
Statements of Cash Flows

	Year Ended December 31, 2009	Year Ended December 31, 2008	For the period from July 14, 2008 (inception) to December 31, 2009

Cash flows from operating activities
Net loss	$(20,295)	$(5,075)	$(25,370)
Changes in operating assets and liabilities
Prepaid expenses	-	-	-
Accounts payable	-	-	-
Net cash used in operating activities	(20,295)	(5,075)	(25,370)

Cash flows from investing activities	-	-	-

Cash flows from financing activities
Common stock issued for services	-	-	-
Proceeds from sale of stock	23,050	5,075	28,125
Net cash provided by financing activities	23,050	5,075	28,125

Net change in cash	2,755	-	2,755

Cash at beginning of period	-	-	-

Cash at end of period	$2,755	$-	$2,755

Supplemental cash flow Information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See accompanying notes to financial statements

  WESTERN LUCRATIVE ENTERPRISES, INC. (A Development Stage Company)
  NOTES TO FINANCIAL STATEMENTS
  FOR THE INCEPTION PERIOD OF JULY 14, 2008
  TO DEC. 31, 2009

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

  Organization, Nature of Business and Trade Name

  Western Lucrative Enterprises, Inc. was incorporated in the state of Iowa on July 14, 2008 under the same name. The Company’s founder initially intended to establish a management and consulting business.

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

  Stockholders’ Equity: Common stock

  The authorized common stock of the Company consists of 75,000,000 shares with par value of $0.001.  On July 17, 2008, the Company authorized the issuance of 250,000 shares of its $.001 par value common stock at $0.001 per share in consideration of $250 in services rendered. Also on December 11, 2009, the Company authorized the issuance of 2,000,000 shares of its $.001 par value common stock at $.002413 per share in consideration of $4,825 in cash from Orion Investments.

  For the year ended December 31, 2009, the Company issued 2,005,000 shares of commons stock at $0.01 per share in consideration $20,050.

  As of December 31, 2009, 4,255,000 shares were issued and outstanding.

  WESTERN LUCRATIVE ENTERPRISES, INC. (A Development Stage Company)
  NOTES TO FINANCIAL STATEMENTS
  FOR THE INCEPTION PERIOD OF JULY 14, 2008
  TO DEC. 31, 2009

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

  Basic net loss per common share is based on the weighted average number of shares of common stock outstanding during 2009 and since inception.  As of Dec. 31, 2009, the Company had 4,255,000 common shares outstanding.  As of Dec. 31, 2009 and since inception, the Company had no dilutive potential common shares.

  Basic Loss Per Share

  The computations of basic loss per share of common stock are based on the weighted average number of shares outstanding at the date of the financial statements. There are no common stock equivalents outstanding.

	Loss	Shares	Per Share
	(Numerator)	(Denominator)	Amount
From Inception on July 14, 2008 to Period Ended Dec. 31, 2009	$(25,370)	$1,814,719	$(0.01398)

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

  Net deferred tax assets consist of the following components from Inception on July 14, 2008 to Dec. 31, 2009:

2009
Deferred tax assets NOL Carryover	$8,626
Valuations Allowance	(8,626)
Net Deferred Tax Asset	$0

  WESTERN LUCRATIVE ENTERPRISES, INC. (A Development Stage Company)
  NOTES TO FINANCIAL STATEMENTS
  FOR THE INCEPTION PERIOD OF JULY 14, 2008
  TO DEC. 31, 2009

  NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

  Provision for Income Taxes (continued)

  The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate of 34% to pretax income from continuing operations for the periods ended Dec. 31, 2009 due to the following:

  At Dec. 31, 2009, the Company had an operating loss carry forward of $25,370 that can be used as an offset against future taxable income. No tax benefit has been reported in the Dec. 31, 2009 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

  Fair Value of Financial Instruments

  As at Dec. 31, 2009, the fair value of cash and accounts and advances payable, including amounts due to and from related parties, approximate carrying values because of the short-term maturity of these instruments.

  WESTERN LUCRATIVE ENTERPRISES, INC. (A Development Stage Company)
  NOTES TO FINANCIAL STATEMENTS
  FOR THE INCEPTION PERIOD OF JULY 14, 2008
  TO DEC. 31, 2009

  NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

  Recently Issued Accounting Pronouncements

  On July 1, 2009, Financial Accounting Standards Board (“FASB”) Accounting Standards Codification™ (“ASC”) became the sole source of authoritative Generally Accepted Accounting Principles (“GAAP”) literature recognized by the Financial Accounting Standards Board for financial statements issued for interim and annual periods ending after September 15, 2009. Rules and interpretive releases of the Security Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. Except for applicable SEC rules and regulations and a limited number of grandfathered standards, all other sources of GAAP for nongovernmental entities were superseded by the issuance of ASC. ASC did not change GAAP, but rather combined the sources of GAAP and the framework for selecting among those sources into a single source. Accordingly, the adoption of ASC had no impact on the financial results of the Company.

  On June 12, 2009 the FASB issued two statements that amended the guidance for off-balance-sheet accounting of financial instruments: SFAS No. 166, “Accounting for Transfers of Financial Assets,” and SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).” SFAS No. 166 revises SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and will require entities to provide more information about sales of securitized financial assets and similar transactions, particularly if the seller retains some risk to the assets, the FASB said. The statement eliminates the concept of a qualifying special-purpose entity, changes the requirements for the derecognition of financial assets, and calls upon sellers of the assets to make additional disclosures about them.

  SFAS No. 167 amends FASB Interpretation (FIN) No. 46(R), “Consolidation of Variable Interest Entities,” by altering how a company determines when an entity that is insufficiently capitalized or not controlled through voting should be consolidated, the FASB said. A company has to determine whether it should provide consolidated reporting of an entity based upon the entity's purpose and design and the parent company's ability to direct the entity's actions. SFAS Nos. 166 and 167 will be effective at the start of the first fiscal year beginning after November 15, 2009, which will mean January 2010 for companies that are on calendar years.

  In May 2009, the FASB issued SFAS 165, “Subsequent Events.” SFAS 165 should not result in significant changes in the subsequent events that an entity reports. Rather, SFAS 165 introduces the concept of financial statements being available to be issued. Financial statements are considered available to be issued when they are complete in a form and format that complies with generally accepted accounting principles (GAAP) and all approvals necessary for issuance have been obtained.

  In May of 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 163, “Accounting for Financial Guarantee Insurance – an interpretation of FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises”. This statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This statement also clarifies how Statement 60 applies to financial guarantee insurance contracts. This statement is effective for fiscal years beginning after December 15, 2008. This statement has no effect on the Company’s financial reporting at this time.

  In March of 2008 FASB issued Statement of Financial Accounting Standards (SFAS) No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133, “Accounting for Derivatives and Hedging Activities.” SFAS No. 161 has the same scope as Statement No. 133 but requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related

  WESTERN LUCRATIVE ENTERPRISES, INC. (A Development Stage Company)
  NOTES TO FINANCIAL STATEMENTS
  FOR THE INCEPTION PERIOD OF JULY 14, 2008
  TO DEC. 31, 2009

  NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

  hedged items are accounted for under Statement No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. SFAS No. 161 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

  In December, 2007, the FASB issued SFAS No. 160, “Non-controlling interests in Consolidated Financial Statements, an amendment of ARB No. 51.” SFAS No. 160 applies to “for-profit” entities that prepare consolidated financial statements where there is an outstanding non-controlling interest in a subsidiary. The Statement requires that the non-controlling interest be reported in the equity section of the consolidated balance sheet but identified separately from the parent. The amount of consolidated net income attributed to the non-controlling interest is required to be presented, clearly labeled for the parent and the non-controlling entity, on the face of the consolidated statement of income. When a subsidiary is de-consolidated, any retained non-controlling interest is to be measured at fair value. Gain or loss on de-consolidation is recognized rather than carried as the value of the retained investment. The Statement is effective for fiscal years and interim periods beginning on or after December 15, 2008. It cannot be adopted earlier but, once adopted, is to be applied retroactively. This pronouncement has no effect on this Company’s financial reporting at this time.

  Also in December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R amends SFAS 141 and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any non-controlling interest in the acquiree. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. It is effective for fiscal years beginning on or after December 15, 2008 and will be applied prospectively. SFAS No. 141R has no effect on the Company’s financial reporting.

  WESTERN LUCRATIVE ENTERPRISES, INC. (A Development Stage Company)
  NOTES TO FINANCIAL STATEMENTS
  FOR THE INCEPTION PERIOD OF JULY 14, 2008
  TO DEC. 31, 2009

  NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

  Recently Issued Accounting Pronouncements (continued)

  None of the above new pronouncements has current application to the Company, but may be applicable to the Company’s future financial reporting.

  Long-lived Assets-Technology

  The Company’s technology is recorded at its cost. The Company continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell.

  Concentration of Risk

  Cash – The Company at times may maintain a cash balance in excess of insured limits. At Dec. 31, 2009, the Company has no cash in excess of insured limits.

  Revenue Recognition

  The Company recognizes revenues when payments are billed to the customer and according to the terms of the contract.

  Property and Equipment

  Property and equipment are carried at cost. Expenditures for maintenance and repairs are charged against operations. Renewals and betterments that materially extend the life of the assets are capitalized. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in income for the period.

  Depreciation is computed for financial statement purposes on a straight-line basis over estimated useful lives of the related assets. The estimated useful lives of depreciable assets are:

Estimated Useful Lives
Office Equipment	5-10 years
Copier	5-7 years
Vehicles	5-10 years

  For federal income tax purposes, depreciation is computed under the modified accelerated cost recovery system. For audit purposes, depreciation is computed under the straight-line method.

  WESTERN LUCRATIVE ENTERPRISES, INC. (A Development Stage Company)
  NOTES TO FINANCIAL STATEMENTS
  FOR THE INCEPTION PERIOD OF JULY 14, 2008
  TO DEC. 31, 2009

  NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

  Accounts Receivable

  Accounts receivable are carried at the expected net realizable value. The allowance for doubtful accounts is based on management's assessment of the collectability of specific customer accounts and the aging of the accounts receivables.  If there were a deterioration of a major customer's creditworthiness, or actual defaults were higher than historical experience, our estimates of the recoverability of the amounts due to us could be overstated, which could have a negative impact on operations.

  Cash and Cash Equivalents

  For purposes of the statement of cash flows, the Company considers all short-term debt securities purchased with maturity of three months or less to be cash equivalents.

  Advertising Costs

  Advertising and promotion costs are expensed as incurred. The Company incurred no such expenses since inception.

  NOTE B – GOING CONCERN

  The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, the Company does not have significant cash or other current assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.

  Marketing will be focused on attracting retail customers of design and architectural items to our website which will be designed to allow the potential customers to design his/her landscaping scheme and place an order for technical documents and services to implement the design.   When and if these activities provide sufficient revenues it would allow it to continue as a going concern. In the interim the Company is working toward raising operating capital through the private placement of its common stock or debt instruments.

  The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the preceding paragraph and eventually attain profitable operations.  The accompanying financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern.

  NOTE C – RELATED PARTY TRANSACTIONS

  For the year ended December 31, 2009, the Company paid consulting fee of $5,200 to IPO Capital Partners, Inc  which owns more than 5% of the common stock as of December 31, 2009.  There was no balance due to this shareholder at December 31, 2009 and December 31, 2008.

  For the year ended December 31, 2009, the Company paid professional fee of $4,000 for quarterly report preparation to American Smooth Wave Ventures Inc of which Orion Investors, Inc is the major shareholder. Orion Investors, Inc owns more than 5% of the common stock as of December 31, 2009.

  WESTERN LUCRATIVE ENTERPRISES, INC. (A Development Stage Company)
  NOTES TO FINANCIAL STATEMENTS
  FOR THE INCEPTION PERIOD OF JULY 14, 2008
  TO DEC. 31, 2009

  NOTE D – SUBSEQUENT EVENTS

  In February, 2010, the Company has a note payable of $3,000 to Dempsey Mork who owns more than 5% of the common stock as of December 31, 2009. The note will be matured by December 31, 2010. There is no payment term during the year. Principal and interest of 6% will be due when the loan is matured.