Form 10-Q
period 2010-06-30
WESTERN LUCRATIVE ENTERPRISES, INC.
filed 2010-08-11
CIK 1442101

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

X .	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

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
Registrant's Phone: (760) 363-3819

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

As of June 30, 2010, the issuer had 2,250,000 shares of common stock issued and outstanding.

ITEM 1 FINANCIAL STATEMENTS

Financial Statements for 6 month period ended June 30, 2009 have been prepared by the Management Group of Western Lucrative Enterprises, Inc.

WESTERN LUCRATIVE ENTERPRISES, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
JUNE 30, 2010

ASSETS

Current Assets
Cash and Cash Equivalents	$2,755
Prepaid Expenses	-
Total Current Assets	2,755

Total Assets	$2,755

LIABILITIES AND STOCKHOLDERS' EQUITY

Stockholders' Equity (Note B)
Common stock, 0.001 par value;
75,000,000 shares authorized;
4,255,000 shares issued and outstanding	$4,255
Additional Paid in Capital	20,870
Retained Earnings (Accumulated Deficit)	(25,370)
Total Stockholders' Equity	(245)

Total Liabilities and Stockholders' Equity	$2,755

WESTERN LUCRATIVE ENTERPRISES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS
FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2010

Income
Revenues	$-
Total Income	-

Total Cost of Sales	-

Gross Profit (Loss)	-

General and Administrative Expenses	20,295
Licenses and Permits	-
Organization Costs	-
Professional Fees	-
Consulting	-
Legal	-
Accounting	-
Total General and Administrative Expenses	20,295

Net Income (Loss)	$(20,295)

Per Share Information:

Net Income (Loss) per share -4,255,000 shares issued	$(0.001118)

Basic weighted average number
common stock shares outstanding	1,814,719

WESTERN LUCRATIVE ENTERPRISES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
FOR THE PERIOD ENDED JUNE 30, 2010

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (Loss)	$(20,295)

Adjustments to reconcile net income to net cash provided
by operating activities
Depreciation	-
(Increase) decrease in:
Accounts Receivable	-
Prepaid Expenses	-
Increase (decrease) in:
Accounts Payable	-
Net Cash Provided (Used) By Operating Activities	(20,295)

CASH FLOWS FROM INVESTING ACTIVITIES

Fixed Asset Additions	-
Net Cash (Used) By Investing Activities	-

CASH FLOWS FROM FINANCING ACTIVITIES

Sale of Common Stock	-
Net Cash (Used) By Financing Activities	-

NET INCREASE (DECREASE) IN CASH	-

CASH AT BEGINNING OF PERIOD	2,755

CASH AT END OF PERIOD	$2,755

WESTERN LUCRATIVE ENTERPRISES, INC. (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

FOR THE INCEPTION PERIOD OF JULY 15, 2008

TO JUNE 30, 2010

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

TO JUNE 30, 2010

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

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding during 2009 and since inception. As of June 30, 2010 and since inception, the Company had 4,255,000 common shares outstanding. As of June 30, 2010 and since inception, the Company had no dilutive potential common shares.

Basic Loss Per Share

The computations of basic loss per share of common stock are based on the weighted average number of shares outstanding at the date of the financial statements. There are no common stock equivalents outstanding.

	Loss	Shares	Per Share
	(Numerator)	(Denominator)	Amount
From Inception on July 15, 2008 to Period Ended June 30, 2010	$(5,075)	$1,500,000	$(0.003)

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

Net deferred tax assets consist of the following components from Inception on July 15, 2008 to June 30, 2010:

2010
Deferred tax assets NOL Carryover	$5,075
Valuations Allowance	0
Net Deferred Tax Asset	$0

WESTERN LUCRATIVE ENTERPRISES, INC. (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

FOR THE INCEPTION PERIOD OF JULY 15, 2008

TO JUNE 30, 2010

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Provision for Income Taxes (continued)

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate of 34% to pretax income from continuing operations for the periods ended June 30, 2010 due to the following:

2009
Book Loss	$5,075
Common Stock Issued For Services	0
Valuation Allowance	0
$0

At June 30, 2010, the Company had an operating loss carry forward of $20,295 that can be used as an offset against future taxable income. No tax benefit has been reported in the June 30, 2010 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

Fair Value of Financial Instruments

As at June 30, 2010, the fair value of cash and accounts and advances payable, including amounts due to and from related parties, approximate carrying values because of the short-term maturity of these instruments.

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

RESULTS OF OPERATIONS

The Company has achieved no significant revenue or profits to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future

LIQUIDITY AND CAPITAL RESOURCES

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

CONTROLS AND PROCEDURES

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”), as of June 30, 2009, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), who concluded, that because of the material weakness in our internal control over financial reporting (“ICFR”) described below, our disclosure controls and procedures were not effective as of June 30, 2010.

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

As of June 30, 2010, management assessed the effectiveness of our ICFR based on the criteria for effective ICFR established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and SEC guidance on conducting such assessments by smaller reporting companies and non-accelerated filers.

Based on that assessment, management concluded that, during the period covered by this report, such internal controls and procedures were not effective as of June 30, 2010 and that material weaknesses in ICFR existed as more fully described below.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board ("PCAOB"), a material weakness is a deficiency or combination of deficiencies that results more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of June 30, 2010:

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

Our management determined that these deficiencies constituted material weaknesses. Due to a lack of financial and personnel resources, we are not able to, and do not intend to, immediately take any action to remediate these material weaknesses. We will not be able to do so until we acquire sufficient financing and staff to do so. We will implement further controls as circumstances, cash flow, and working capital permit. Notwithstanding the assessment that our ICFR was not effective and that there were material weaknesses as identified in this report, we believe that our consolidated financial statements contained in our Quarterly Report on form 10-Q for the quarter year ended June 30, 2010, fairly present our financial position, results of operations and cash flows for the years covered thereby in all material respects.

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: Aug. 7, 2010

Western Lucrative Enterprises, Inc.
Registrant

By: /s/ Randall A. Baker
Randall A. Baker Chairman of the Board Chief Executive Officer