Form 10-Q/A
period 2010-09-30
WESTERN LUCRATIVE ENTERPRISES, INC.
filed 2011-01-25
CIK 1442101

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment Number Two

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

EXPLANATORY NOTE

This Amendment Number Two to the Quarterly Report on Form 10-Q/A filed by Western Lucrative Enterprises, Inc., a Iowa corporation (“we,” “our,” “us,” or the “Company”), on December 15, 2010 is being filed to correct a typographical error in:

Item 5: Controls and Procedures – Internal Control Over Financial Reporting – The reference to…Rules 13a-15(f) and 15(d) – 15(f) were incorrectly written as  “13a – 15(c) and 15(d) – 15(c)”….

The full text of the paragraph is restated in full below:

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

Other than as described above, this amendment does not amend any other information previously filed in the original Form 10-Q/A.

SIGNATURES

In accordance with Section 13 or I5 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 25, 2011

Western Lucrative Enterprises. Inc.

Registrant

Bv: /s/ Neville Pearson

Neville Pearson

Chairman of the Board

Chief Executive Officer

2