Form 10-K
period 2010-12-31
WESTERN LUCRATIVE ENTERPRISES, INC.
filed 2011-04-14
CIK 1442101

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

Commission file number: 333-152950

Western Lucrative Enterprises, Inc.

(Exact Name of Registrant as Specified in its Charter)

Iowa	26-3045445
(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification No.)

73726 Alessandro Drive, Suite 103 Palm Desert, CA 92260

(Address of Principal Executive Offices)

Registrant's telephone number, including area code: (760) 776-8899

Securities registered pursuant to Section 12(b) of the Act: None

Common Stock, $0.001 par value

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes      . No  X .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes      . No  X .

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X . No      .

Indicate by check whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  X . No      .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   X .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  X . No      .

For the year ended December 31, 201, the issuer had no revenues.

As of December 31, 2010, there was no active trading market for the issuer's common stock, $.001 par value. The issuer has been cleared to trade on the OTC:BB.

The number of shares outstanding of the issuer's common stock, $.001 par value, as of December 31, 2010 was 8,505,000 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Western Lucrative Enterprises, Inc.

Form 10-K Annual Report

FORWARD LOOKING STATEMENT INFORMATION

Certain statements made in this Annual Report on Form 10-K are 'forward-looking statements "regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. in light of the significant uncertainties inherent in the forward looking statements included herein particularly in view of the current state of our operations, the inclusion of such information should not be regarded as a statement by us or any other person that our objectives and plans will be achieved. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, the factors set forth herein under the headings "Business, " "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors ". We undertake no obligation to revise or update publicly any forward-looking statements for any reason. The terms "we ", "our ", "us ", or any derivative thereof, as used herein refer to Western Lucrative Enterprises, Inc.

PART 1

ITEM 1. BUSINESS.

CORPORATE BACKGROUND

Western Lucrative Enterprises, Inc. was incorporated pursuant to the laws of the State of Iowa on July 14, 2008.

Our Business

We are a development stage company whose business plan is to develop an online landscape design construction and consulting business to service do-it-yourself individuals and companies who want to beautify their home or business without the cost and disruption of designers/architects/construction workers.

Our current business model is built around online delivery using the Internet. The World Wide Web has become an economical distribution channel. We plan to leverage the technological innovations of the Internet to offer our services to clients, to communicate directly with them, to provide consulting and design services, to advertise our designs books, to sell designs, and to perform all necessary financial transactions electronically. We plan to use the online services of Pay Pal for customer orders.

Our plan is to outsource the development of the website and to launch our marketing plan. Initially, we plan to commence marketing of our services using Google and Yahoo website CPC programs and through viral marketing, such as blogs, postings on online communities such as Yahoo!(R) Groups and amateur websites such as YouTube.com, and other methods of getting Internet users to refer others to our website by e-mail or word of mouth. We also intend to use search engine optimization, the marketing of our website via search engines by purchasing sponsored placement in search result, and to enter into affiliate marketing relationships with website providers to increase our access to Internet consumers. In our management's opinion there will be a need for design consulting in the do-it-yourself sector of the market once the current housing market returns to more normal levels of activity.

Due to financial limitations, our operations to date have been limited to conceptual planning. We are now considering alternative business directions that can maximize shareholder value such as acquisitions. To date the Company and its officers and directors have not had any contract or discussions with any target acquisition or with the owners or representatives of any target acquisitions

Our Competition

See the Risk Factors section of this prospectus for a discussion on the competition we currently face or may face in the future.

Proprietary Rights

We currently have no proprietary rights.

Our Research and Development

We are not currently conducting any research and development activities.

Government Regulation

See the Risk Factors section of this prospectus for a discussion relevant government regulation and the legal uncertainties related to our business activities.

Employees

As of December 31, 2010 we have no employees other than our sole officer and two directors. We anticipate that we will not hire any employees in the next twelve months, unless we generate significant revenues, raise capital, or make a complete change of course from our current business plan.

Item 1A. Risk Factors

Our auditor has issued a going concern opinion. This means that there is substantial doubt that we can continue as an ongoing business for the next 12 months. As such we may have to cease all operations and our shares could become wholly worthless.

We lack an operating history and have losses that we expect to continue into the future. There is no assurance that future operations will result in profits. If we cannot generate sufficient revenues or raise capital, we could cease operations and our shares could become wholly worthless.

We were incorporated on July 14, 2008 and we have not started our proposed business operations or realized any revenues.

We have no operating history upon which an evaluation of our future success or failure can be made.

Our ability to achieve profits is dependant on

•

our ability to raise capital and develop and continually update a functional, user-friendly website;

•

our ability to procure and maintain on commercially reasonable terms relationships with third parties to develop and maintain

•

our website, network infrastructure, and transaction processing systems;

•

our ability to identify and pursue mediums through which we will be able to market our products;

•

our ability to attract customers to our website;

•

our ability to generate revenues through sales on our website; and

•

our ability to complete an alternative plan such as an acquisition

To date we do not have any customers. We cannot guarantee that we will ever have any customers. Even if we obtain customers, there is no guarantee that we will generate a profit. lf we cannot generate a profit and cannot raise additional capital, we may have to suspend or cease operations.

The landscape design industry is highly competitive. Many competitors have longer operating histories, greater brand recognition, broader product lines and greater financial resources and advertising budgets than we do. Many of our competitors offer similar products or alternatives to our products. There can be no assurance that we will be able to compete effectively in this marketplace.

We have not developed our website, network infrastructure, or transaction processing systems, and if we fail to raise sufficient capital, we may fail to to complete our website or become fully operational. We are contemplating other possible business directions including acquisitions. There can be no assurance that either our original business plan or a possible acquisition will take place. If we are unable to accomplish our plan or an alternative such as an acquisition, our shares could become wholly worthless.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable since the Company is a smaller reporting company.

ITEM 2. PROPERTIES

The Company does not own any property at the present time and has no agreements to acquire any property. Our executive offices are located at 73726 Alessandro Dr. Suite 103, Palm Desert, CA 92260. This space, along with other office services is provided by a third party company that has agreed to be compensated by the issuance of shares in the company. We believe that this space is adequate for our needs at this time, and we believe that we will be able to locate additional space in the future, if needed, on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. REMOVED AND RESERVED

PART II

ITEM 5. MARKET FOR OUR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) Market Information. Our Common Stock has been approved to trade on the OTC Bulletin Board. To date there has been no trading in our shares. No assurance can be given that any market for our Common Stock will ever develop.

(b) Increase in Authorized Share Capital. On November 23, 2010 the Shareholders approved an increase in the Authorized Share Capital from 75,000,000 to 750,000,000. A Definitive Form 14C report was filed with the SEC on December 17, 2010.

(c) Holders. As of March 15, 2011, there were 43 record holders of all of our issued and outstanding shares of Common Stock.

(d) Dividend Policy. We have not declared or paid any cash dividends on our Common Stock and do not intend to declare or pay any cash dividend in the foreseeable future. The payment of dividends, if any, is within the discretion of the Board of Directors and will depend on our earnings, if any, our capital requirements and financial condition and such other factors as the Board of Directors may consider.

ITEM 6. SELECTED FINANCIAL DATA.

As a smaller reporting company, as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), we are not required to provide the information required by this item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Western Lucrative Enterprises, Inc. was incorporated on July 14, 2008. As of the date of this document, we have generated no revenues and substantial expenses. This resulted in a net loss of $74,867 since inception, which is attributable to general and administrative expenses.

On August 17, 2010, Mr. Randall Baker resigned his position as the sole officer of the company, but remained as a director. Mr. Neville Pearson replaced Mr. Baker as the sole officer, and was also appointed a director. This information was previously reported on a Current Report on Form 8-K.

Since incorporation, we have financed our operations primarily through minimal initial capitalization.

To date we have not implemented our planned principal operations.

We do not expect to conduct any research and development.

We do not own any plant or equipment.

Our management does not anticipate any significant changes in the number of employees in the next 12 months. Currently, we believe the services provided by our officers and directors are sufficient at this time.

We have not paid for expenses on behalf of any director. Additionally, we believe that this practice will not materially change.

In 2010, we engaged Millennium Group, Inc to assist the Company with new business strategies and options. Millennium Group is a consulting services firm owned and managed by Jonathan Mork, 47. A pension plan of which his father, Dempsey Mork, is a beneficiary is the owners of Orion Investment, which owns more than 5% of our stock. We issued to Millennium Group a $10,000 convertible note as a non-refundable retainer to Millennium Group. We also agreed to pay $400,000 to Millennium if it is able to introduce a major acquisition to the Company. The note is due and payable to Millennium in two years, and bears a 5% interest rate which shall accrue annually and be payable at maturity. At Millennium’s election, this note and any accrued interest can be retired at any earlier time by conversion into common shares. The note is convertible into 4.0% of the Company’s fully diluted common shares at the time of conversion, with full anti-dilution protection (not adjusted for splits or new issuances). The Company has also agreed that any shares issued under this note will have piggyback registration rights. The Board of Directors of the Company has approved and ratified the terms of this note.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

(ii) RESULTS OF OPERATIONS

The Company has earned no significant revenue or profits to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. The Company incurred a net loss of $49,497 for the year ended Dec. 31, 2010, as compared to a net loss of $20,295 for 2009. From the date of inception July 14, 2008, to Dec. 31, 2010 the Company lost a total of $74,867. Most labor and services have been compensated with issuances of stock, or cash payment has been deferred.

Liquidity and Capital Resources

The Company has financed its expenses and costs thus far through financing and through the increase in its accounts payable, payments made by others for the company and by the settlement of the payable amounts with shares of common stock of the Company. As of December 31, 2010, the Company had a cash of $0 compared to cash of $2,755 as of December 31, 2009.

For the most recent fiscal year, 2010, the Company incurred a loss in the amount of $49,497 and $20,295 for 2009. Both years' losses are a result of organizational expenses and expenses associated with setting up a Company structure in order to begin implementing its business plan. The Company anticipates that until these procedures are completed, it will not generate revenues, and may continue to operate at a loss thereafter, depending upon the performance of the business.

During the period from July 14, 2008 (date of inception) through Dec. 31, 2010, the Company has incurred an accumulated net loss of $74,867 and has not attained profitable operations. The Company is dependent upon obtaining adequate financing to enable it to pursue its business plan and manage its operations so that they are profitable.

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

Management has been successful in raising sufficient funds to cover the Company's compliance expenses including the cost of auditing and filing required documents for 2010.

The Company as a whole may continue to operate at a loss for an indeterminate period thereafter, depending upon the performance of its new businesses. In the process of carrying out its business plan, the Company will continue to identify new financial partners and investors. However, it may determine that it cannot raise sufficient capital to support its business on acceptable terms, or at all. Accordingly, there can be no assurance that any additional funds will be available on terms acceptable to the Company or at all. As of Dec. 31, 2010, the company was authorized to issue75,000,000 shares of common stock.

Commitments. We do not have any commitments which are required to be disclosed in tabular form as of Dec. 31, 2010.

Off-Balance Sheet Arrangements

As of Dec. 31, 2010, we have no off-balance sheet arrangements such as guarantees, retained or contingent interest in assets transferred, obligation under a derivative instrument and obligation arising out of or a variable interest in an unconsolidated entity.

Subsequent Events

There were no reportable subsequent events from Dec. 31, 2010 through the date this report is filed.

ITEM7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this item .

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See the index to the Financial Statements below, beginning on page F-l.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not Applicable.

ITEM 9A(T). CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our president and chief financial officer, carried out an evaluation of the effectiveness of our "disclosure controls and procedures" (as defined in the Exchange Act Rules 13a-15(e) and 15d-15 (e) as of the end of the period covered by this report (the "Evaluation Date"). Based upon that evaluation, the president and chief financial officer concluded that as of the Evaluation Date, our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (ii) is accumulated and communicated to our management, including our president and chief financial officer, as appropriate to allow timely decisions regarding required disclosure since our auditor had to make audit adjustments. Our management intends to work more closely with our auditors to correct this ineffectiveness.

(b) Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-I5(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Our management has concluded that, as of December 31, 2010, our internal control over financial reporting was not effective based on these criteria. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2010, we determined that the following deficiencies constituted a material weakness, as described below.

1.

Certain entity level controls establishing a “tone at the top” were considered material weaknesses. The Company has no audit committee. There is no policy on fraud and no code of ethics at this time. A whistleblower policy is not necessary given the small size of the organization.

2.

Management override of existing controls is possible given the small size of the organization and lack of personnel.

3.

There is no system in place to review and monitor internal control over financial reporting. The Company maintains an insufficient complement of personnel to carry out ongoing monitoring responsibilities and ensure effective internal control over financial reporting.

Management is currently evaluating remediation plans for the above control deficiencies.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.

(c) Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the last fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth information concerning our officers and directors as of December 31, 2010:

Name	Age	Positions(s)	Period of Service
Neville Pearson	67	President, Chief Executive Officer and Director	August 14, 2010 – to date
Randall Baker	68	Director	Inception – to date

Our officers and directors are elected to hold office until the next annual meeting of shareholders and until their respective successors have been elected and qualified, or until prior resignation or removal.

Business Experience

Mr. Baker has forty years of extensive experience in the securities industry. He has been a series 7 licensed broker/trader, working mainly on the trading side of the industry, managing people, computer systems and was the executive vice president for Wm. Mason & Co., a Los Angeles based Investment Counseling firm for twenty three years through 1993. Since that time he has been CEO and managing Director of several start-up companies. He is very much involved in the administration process of mergers and acquisitions, including the filings as well as the marketing for this process.

Mr. Pearson is a Fellow of the Association of Chartered Certified Accountants, and has gained over 35 years of senior level financial management experience at CFO / Controller level with both Public Multi-National and Private Companies on three continents. Mr. Pearson brings extensive experience in the Real Estate Development and Construction fields, as well as having worked in the Automotive, Mining and Food manufacturing sectors. Mr. Pearson also has recent experience in the execution of mergers and acquisitions.

Compensation and Audit Committees

As we only have two board members and given our limited operations, we do not have separate or independent audit or compensation committees. Our Board of Directors has determined that it does not have an "audit committee financial expert," as that term is defined in Item 407(d)(5) of Regulation S-K. In addition, we have not adopted any procedures by which our shareholders may recommend nominees to our Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of our Common Stock (collectively, the "Reporting Persons") to report their ownership of, and transactions in our Common Stock to the SEC. Copies of these reports are also required to be supplied to us. To our knowledge, during the fiscal year ended Dec. 31, 2009 the Reporting Persons complied with all applicable Section 16 (a) reporting requirements.

Code of Ethics

We have not adopted a Code of Ethics given our limited operations. We expect that our Board of Directors following a merger or other acquisition transaction will adopt a Code of Ethics.

ITEM 11. EXECUTIVE COMPENSATION.

Neither of our Directors, including the sole officer receives any compensation for their services rendered on our behalf. They did not receive any compensation during the years ended Dec. 31, 2010 and 2009. No officer or director is required to make any specific amount or percentage of his business time available to us.

Director Compensation

We do not currently pay any cash fees to our sole director, nor do we pay director's expenses in attending board meetings.

Employment Agreements

We are not a party to any employment agreements.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information as of December 31, 2010 regarding the number and percentage of our Common Stock (being our only voting securities) beneficially owned by each officer, director, each person (including any "group" as that term is used in Section 13(d)(3) of the Exchange Act) known by us to own 5% or more of our Common Stock, and all officers and directors as a group.

Name and Address of	Number of
Beneficial Owner	Shares	Percent of Class

MCC Profit Sharing Plan	6,250,000	73.5%
c/o 55 South Valle Verde Dr. Suite 235-174
Henderson, NV 89012

Randall A. Baker	250,000	3%
49590 Palo Verde Road
Morongo Valley, CA 92256

Neville Pearson	--	--
73726 Alessandro Drive, Suite 103
Palm Desert, CA 92260

All officers and directors as	250,000	3%
a group (2 persons)

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Our Board of Directors consists of Mr. Neville Pearson and Mr. Randall A. Baker. They are not independent as such term is defined by a national securities exchange or an inter-dealer quotation system.

Various related party transactions are reported throughout the notes to our financial statements and should be considered incorporated by reference herein.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Sam Kan & Associates, 1151 Harbor Bay Parkway, Ste. 101, Alameda CA 94502, (510) 355-0492 is our independent registered public accounting firm.

Audit Fees

The aggregate fees billed by Sam Kan & Associates for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 1O-Q or services that are normally provided in connection with statutory and regulatory filings was $2,150 for the fiscal year ended Dec.31, 2010.

Audit-Related Fees

There were no fees billed by Sam Kan & Associates for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements for the fiscal year ended Dec. 31, 2010.

Tax Fees

The aggregate fees billed by Sam Kan & Associates for professional services for tax compliance, tax advice, and tax planning were $0 for the fiscal year ended December 31, 2010.

Pre-Approval Policy

We do not currently have a standing audit committee. The above services were approved by our Board of Directors.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Report:

•

Report of independent Registered Public Accounting Firm (Sam Kan & Associates-2010 and 2009)

•

Balance Sheets at Dec. 31, 2010 and 2009

•

Statements of Operations for the years ended Dec. 31, 2010 and 2009 and for the cumulative period from July 14, 2008 (Date of Inception) to Dec. 31, 2010.

•

Statements of Changes in Shareholders' Deficiency for the period from July 14,2008 (Date of Inception) to Dec. 31, 2010.

•

Statements of Cash Flows for the years ended Dec. 31, 2010 and 2009, and for the cumulative period from July 14, 2008 (Date of Inception) to Dec. 31, 2010.

•

Notes to Financial Statements

1. Financial Statements. The following financial statements and the report of our independent registered public accounting firm are filed herewith.

2. Financial Statement Schedules.

Schedules are omitted because the information required is not applicable or the required information is shown in the financial statements or notes thereto.

3. Exhibits Incorporated by Reference or Filed with this Report.

Exhibit No.	Description

31.1	Chief Executive Officer Certification pursuant to section 302 of the Sarbanes-Ox1ey Act of2002*

31.2	Chief Financial Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of2002*

32.1	Chief Executive Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of2002.*

32.2	Chief Financial Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of2002.*

*included herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Western Lucrative Enterprises, Inc.

Date: April 13, 2011

By: /s/ Neville Pearson

Neville Pearson, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 13, 2011

By: /s/ Neville Pearson

Neville Pearson, President and Director

(Principal Executive Officer)

Date: April 13, 2011

By: /s/ Neville Pearson

Neville Pearson, Chief Financial Officer

(Principal Financial and Accounting Officer)

Western Lucrative Enterprises, Inc. (A Development Stage Enterprise)
Balance Sheets

	December 31
	2010	2009
ASSETS

Current assets
Cash	$-	$2,755
Total current assets	-	2,755

Total assets	$-	$2,755

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Current liabilities
Accounts payable	$251	$3,000.00
Accrued interest	90	-
Total current liabilities	341	3,000.00

Long term liabilities
Related party loan	10,000	-
Beneficial conversion feature	(504)	-
Total long term liabilities	9,496	-

Total liabilities	9,837	3,000.00

Stockholders' (Deficit) Equity
Common stock, $.001 par value; 750,000,000 shares authorized, 8,505,000 and 4,255,000 shares issued and outstanding at December 31, 2010 and December 31, 2009	8,505	4,255
Additional paid in capital	56,889	20,870
Deficit accumulated during the development stage	(75,231)	(25,370)
Total stockholders' (deficit) equity	(9,837)	(245)

Total liabilities and stockholders' (deficit) equity	$-	$2,755

See accompanying notes to financial statements

Western Lucrative Enterprises, Inc.
(A Development Stage Enterprise)
Statement of Operations

	Year Ended December 31, 2010	Year Ended December 31, 2009	For the Period July 14, 2008 (inception) to December 31, 2010

Revenue	$-	$-	$-

Expenses
General and administrative	6,902	20,295	32,272
Professional fees	42,756	-	42,756
Total expenses	49,658	20,295	75,028

Other income / (expense)
Interest expense	(203)	-	(203)
Total other income / (expense)

Net loss	$(49,861)	$(20,295)	$(75,231)

Basic and diluted loss per common share	$(0.01)	$(0.01)

Weighted average common shares outstanding:
Basic	5,337,877	2,365,356
Diluted	-	-

See accompanying notes to financial statements

Western Lucrative Enterprises, Inc.

(A Development Stage Enterprise)

Statement of Changes in Stockholders’ (Deficit) Equity

	Common Stock		Additional Paid In Capital	Accumulated Deficit	Total
	Shares	Amount

Balance, July 14, 2008	-	$-	$-	$-	$-
Common stock issued for cash	2,000,000	2,000	2,825	-	4,825
Common stock issued for services	250,000	250	-	-	250
Net loss, period ended December 31, 2008	-	-	-	(5,075)	(5,075)
Balance, December 31, 2008	2,250,000	2,250	2,825	(5,075)	-

Common stock issued for cash	2,005,000	2,005	18,045	-	20,050
Net loss, year ended December 31 2009	-	-	-	(20,295)	(20,295)
Balance, December 31, 2009	4,255,000	$4,255	$20,870	$(25,370)	$(245)

Common stock issued for services	4,250,000	4,250	35,402	-	39,652
Beneficial conversion feature	-	-	617	-	617
Net loss, year ended December 31 2010	-	-	-	(49,861)	(49,861)
Balance, December 31, 2010	8,505,000	$8,505	$56,889	$(75,231)	$(9,837)

See accompanying notes to financial statements

WESTERN LUCRATIVE ENTERPRISES, INC.

(A Development Stage Company)

Notes to Financial Statements

For the Inception Period from July 14, 2008 to December 31, 2010

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of significant accounting policies of Western Lucrative Enterprises, Inc. (A Development Stage Company) (the Company) is presented to assist in understanding the Company's financial statements. The accounting policies presented in these footnotes conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the accompanying financial statements. These financial statements and notes are representations of the Company's management who are responsible for their integrity and objectivity. The Company has not realized revenues from its planned principal business purpose and is considered to be in its development state in accordance with SF AS 7, "Accounting and Reporting by Development Stage Enterprises.”

Organization, Nature of Business and Trade Name

The Company was incorporated in the State of Iowa on July 14, 2008 under the same name. The Company’s founder initially intended to establish a management and consulting business.

The Company is a development stage company and has as a principal business objective of becoming an online landscape design, construction, and consulting service.

The Company intends to develop procedures to make the information given to a prospective purchaser as accurate as possible to lead to the highest percentage of successful Western Lucrative purchases. The Company also intends to focus only on items that can be designed without travel to the location.

Neville Pearson was being appointed as a Director of the Company on August 14, 2010. Subsequently on August 17, 2010, he was appointed as President, Treasurer, and Secretary of the Company.

Concentration of Risk

The Company at times may maintain a cash balance in excess of insured limits. However, as of December 31, 2010, the Company has no cash in excess of insured limits.

Basis of Presentation

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Actual results could differ from those estimates. Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company's system of internal accounting control is designed to assure, among other items, that (1) recorded transactions are valid; (2) all valid transactions are recorded and (3) transactions are recorded in the period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the company for the respective periods being presented.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all short-term debt securities purchased with maturity of three months or less to be cash equivalents.

Accounts Receivable

Accounts receivable, if any, is carried at the expected net realizable value. The allowance for doubtful accounts, when determined, will be based on management's assessment of the collectability of specific customer accounts and the aging of the accounts receivables. If there were a deterioration of a major customer's creditworthiness, or actual defaults were higher than historical experience, our estimates of the recoverability of the amounts due to us could be overstated, which could have a negative impact on operations.

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

WESTERN LUCRATIVE ENTERPRISES, INC.

(A Development Stage Company)

Notes to Financial Statements

For the Inception Period from July 14, 2008 to December 31, 2010

Depreciation is computed for financial statement purposes on a straight-line basis over estimated useful lives of the related assets. The estimated useful lives of depreciable assets are:

Estimated
Useful Lives
Office Equipment	5-10 years
Copier	5 - 7 years
Vehicles	5-10 years
Website/Software	10-15 years

For federal income tax purposes, depreciation is computed under the modified accelerated cost recovery system. For audit purposes, depreciation is computed under the straight-line method.

Revenue and Cost Recognition

The Company intends to provide a landscape design and consulting service via a web site. The Company reports income and expenses on the accrual basis of accounting, whereby income is recorded when it is earned and expenses recorded when they are incurred. The Company currently does not yet have a working website; therefore, it has not realized any sales that would require recognition of revenue.

Advertising

Advertising expenses related to specific jobs are allocated and classified as costs of goods sold. Advertising expenses not related to specific jobs are recorded as general and administrative expenses.

Stockholders’ Equity: Common Stock

The Company has authorized seventy-five million (75,000,000) shares of common stock with a par value of $.001. As of December 31, 2010, there are 8,505,000 shares of common stock issued and outstanding.

Basic and Diluted Loss per Common Share

Net loss per share is calculated in accordance with SFAS No. 128, "Earnings per Share." The weighted-average number of common shares outstanding during each period is used to compute basic loss per share. Diluted loss per share is computed using the weighted average number of shares and dilutive potential common shares outstanding. Dilutive potential common shares are additional common shares assumed to be exercised. We do not calculate loss per diluted shares to prevent understating the actual loss per share

Basic net loss per common share is based on the weighted-average number of share of common stock outstanding since inception. As of December 31, 2010 and since inception, the Company had 8,505,000 common shares outstanding and 8,845,200 dilutive potential common shares.

Provision for Income Taxes

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Due to the inherent uncertainty in forecasts and future events and operating results, the Company has provided for a valuation allowance in an amount equal to gross deferred tax assets resulting in no net deferred tax assets or liabilities for the periods audited.

Due to the change in ownership provisions of the Tax reform Act of 1986, net operating loss carry-forwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occurs, net operating loss carry-forwards may be limited to use in the future.

WESTERN LUCRATIVE ENTERPRISES, INC.

(A Development Stage Company)

Notes to Financial Statements

For the Inception Period from July 14, 2008 to December 31, 2010

Use of Estimates

The preparation of financial statements in accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. A change in management’s estimates or assumptions could have a material impact on Western Lucrative Enterprises, Inc.’s financial condition and results of operations during the period in which such changes occurred.

Actual results could differ from those estimates. Western Lucrative Enterprises, Inc.’s financial statements reflect all adjustments that management believes are necessary for the fair presentation of their financial condition and results of operations for the periods presented.

Fair Value of Financial Instruments

As at December 31, 2010, the fair values of assets and liabilities, including amounts due to and from related parties, approximate carrying values because of the short-term maturity of these instruments.

Recently Issued Accounting Pronouncements

In February 2010, the FASB issued guidance to remove the requirement for an entity that files financial statements with the SEC to disclose a date through which subsequent events have been evaluated. The adoption of this guidance during our current fiscal quarter did not have any impact on our Consolidated Financial Statements.

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures (ASC 820): Improving Disclosures about Fair Value Measurements.” This update will require (1) an entity to disclose separately the amounts of significant transfers in and out of Levels 1 and 2 fair value measurements and to describe the reasons for the transfers; and (2) information about purchases, sales, issuances and settlements to be presented separately (i.e. present the activity on a gross basis rather than net) in the reconciliation for fair value measurements using significant unobservable inputs (Level 3 inputs). This guidance clarifies existing disclosure requirements for the level of disaggregation used for classes of assets and liabilities measured at fair value and require disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements using Level 2 and Level 3 inputs. The new disclosures and clarifications of existing disclosure are effective for fiscal years beginning after December 15, 2009, except for the disclosure requirements for related to the purchases, sales, issuances and settlements in the roll forward activity of Level 3 fair value measurements. Those disclosure requirements are effective for fiscal years ending after December 31, 2010. The Company is still assessing the impact on this guidance and does not believe the adoption of this guidance will have a material impact to its financial statements. Management does not believe that other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants or the SEC have a material impact on the Company’s present or future financial statements.

On July 1, 2009, Financial Accounting Standards Board ("FASB") Accounting Standards Codification™ ("ASC") became the sole source of authoritative Generally Accepted Accounting Principles ("GAAP") literature recognized by the Financial Accounting Standards Board for financial statements issued for interim and annual periods ending after September 15, 2009. Rules and interpretive releases of the Security Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. Except for applicable SEC rules and regulations and a limited number of grandfathered standards, all other sources of GAAP for nongovernmental entities were superseded by the issuance of ASC. ASC did not change GAAP, but rather combined the sources of GAAP and the framework for selecting among those sources into a single source. Accordingly, the adoption of ASC had no impact on the financial results of the Company.

On June 12, 2009 the FASB issued two statements that amended the guidance for off-balance-sheet accounting of financial instruments: SFAS No. 166, "Accounting for Transfers of Financial Assets," and SFAS No. 167, "Amendments to F ASB Interpretation No. 46(R)." SFAS No. 166 revises SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," and will require entities to provide more information about sales of securitized financial assets and similar transactions, particularly if the seller retains some risk to the assets, the F ASB said. The statement eliminates the concept of a qualifying special-purpose entity, changes the requirements for the derecognizing of financial assets, and calls upon sellers of the assets to make additional disclosures about them.

FAS No. 167 amends FASB Interpretation (FIN) No. 46(R), "Consolidation of Variable Interest Entities," by altering how a company determines when an entity that is insufficiently capitalized or not controlled through voting should be consolidated, the F ASB said. A company has to determine whether it should provide consolidated reporting of an entity based upon the entity's purpose and design and the parent company's ability to direct the entity's actions. SF AS Nos. 166 and 167 was effective at the start of the first fiscal year beginning after November 15, 2009, which will mean January 2010 for companies that are on calendar years.

WESTERN LUCRATIVE ENTERPRISES, INC.

(A Development Stage Company)

Notes to Financial Statements

For the Inception Period from July 14, 2008 to December 31, 2010

In May 2009, the FASB issued SFAS 165, "Subsequent Events." SFAS 165 should not result in significant changes in the subsequent events that an entity reports. Rather, SF AS 165 introduces the concept of financial statements being available to be issued. Financial statements are considered available to be issued when they are complete in a form and format that complies with generally accepted accounting principles (GAAP) and all approvals necessary for issuance have been obtained.

None of the above new pronouncements has current application to the Company, but may be applicable to the Company's future financial reporting.

NOTE B - GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other current assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.

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

During the next 12 months, the Company’s foreseeable cash requirements will relate to continual development of the operations of its business, maintaining its good standing and making the requisite filings with the Securities and Exchange Commission, and the payment of expenses associated with reviewing or investigating any potential business ventures. The Company may experience a cash shortfall and be required to raise additional capital. Historically, it has relied upon internally generated funds and funds from the sale of shares of stock and loans from its shareholders and private investors to finance its operations and growth. Management may raise additional capital through future public or private offerings of the Company’s stock or through loans from private investors, although there can be no assurance that it will be able to obtain such financing. The Company’s failure to do so could have a material and adverse affect upon it and its shareholders.

In the past year, the Company funded operations through investor’s deposit. For the coming year, the Company plans to continue to fund the Company through debt and securities sales and issuances, focus on a possible joint venture or merger until the company generates revenues through the operations of such merged company or joint venture as stated above.

NOTE C – NOTES PAYABLE & DEBT DISCOUNTS

The chart below summarizes the Notes Payable & Debt Discounts of the Company as of December 31, 2010. The Company is currently in good standing of its promissory note to Millenium Group, Inc. (“Millenium”), a California corporation.

Terms	Amount
Notes Payable to Related Party:
Effective as of August 20, 2010; principal of $10,000 at 2.5% APR; convertible to into 4% of fully diluted common shares; due on August 20, 2012, net of unamortized discount related to the debt accretion of $504.	$9,496

The beneficial conversion feature was resulted from a note issued to Millenium Group, Inc. in the amount of $10,000 on August 20, 2010. The note is convertible at holder’s option into 4% of the Company’s fully diluted common shares at the time of conversion, with anti-dilution protection (not adjusted for splits or new issuances). The fair value of each warrant award is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table. Expected volatilities are based on volatilities from the Company’s traded common stock. The expected term of the warrants granted is estimated at the contractual term as noted in the individual option agreements and represents the period of time that the warrants granted are expected to be outstanding. The risk-free rate for the periods within the contractual life of the option is based on the U.S. Treasury bond rate in effect at the time of grant for bonds with maturity dates at the estimated term of the options.

WESTERN LUCRATIVE ENTERPRISES, INC.

(A Development Stage Company)

Notes to Financial Statements

For the Inception Period from July 14, 2008 to December 31, 2010

Model Re-computation:	Millennium Note
Year Ended December 31, 2010
Assumptions
Exercise price of the option	$0.06
Value of option	$0.0036
Expected term of the option (in years)	2.0
Current price of the underlying share	$0.03
Expected volatility of the underlying share for the expected term of the option	241.33%
Expected dividend yield on the underlying share for the expected term of the option	0.00%
Risk-free interest rate for the expected term of the award	0.26%

NOTE D – INCOME TAXES

The Company accounts for income taxes using the liability method; under which deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

Due to the inherent uncertainty in forecasts and future events and operating results, the Company has provided for a valuation allowance in an amount equal to gross deferred tax assets resulting in no net deferred tax assets or liabilities for the periods audited.

Net deferred tax assets consist of the following components from Inception on July 14, 2008 to December 31, 2010:

2010
Deferred tax assets NOL Carryover	$16,867
Valuations Allowance	(16,867)
Net Deferred Tax Asset	$0

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate of 34% to pretax income from continuing operations for the periods ended December 31, 2010 due to the following:

▪

On December 31, 2010, the Company had an operating loss carry forward of $49,610 that can be used as an offset against future taxable income. No tax benefit has been reported in the December 31, 2010 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry-forwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in the future.

NOTE E – COMMON STOCK

On December 11, 2009, the Company authorized the issuance of 2,000,000 shares of its $0.001 par value common stock at $0.002 per share in consideration of $4,825 in cash from Orion Investments.

For the year ended December 31, 2009, the Company issued 2,005,000 shares of common stock at $0.01 per share in consideration of $20,050.

On September 30, 2010, the Company converted $39,652 of expenses owe to Whitehall Montague Company LLC, a related party, into 4,250,000 shares of common stock at $.009 per share.

WESTERN LUCRATIVE ENTERPRISES, INC.

(A Development Stage Company)

Notes to Financial Statements

For the Inception Period from July 14, 2008 to December 31, 2010

NOTE F – RELATED PARTY TRANSACTIONS

The holder (Millenium Group, Inc.) of the $10,000 convertible note is owned by Jonathan Mork who is a son of Dempsey Mork, the owner of Orion Investment which holds more than 5% of the common shares from the Company.

The Director, President, Treasurer, and Secretary of the Company, Neville Pearson, who is also Chief Financial Officer of Whitehall Montague Company LLC, which held 4,250,000 shares of the Company’s common stock for a brief period during the fourth quarter of 2010 before transferring these shares to the MCC Profit Sharing Plan on November 19, 2010.

NOTE G – SUBSEQUENT EVENTS

Management has reviewed material subsequent events in accordance with FASB ASC 855 “Subsequent Events”. No additional disclosure is required.