Form 10-Q
period 2011-03-31
WESTERN LUCRATIVE ENTERPRISES, INC.
filed 2011-05-02
CIK 1442101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE

SECURITIES AND EXCHANGE ACT OF 1934

For the three month period ended March 31, 2011

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

Yes   X  . No      .

Indicate by check whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes   X  . No      .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-Q or any amendment to this Form 10-Q.     X  .

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

Yes   X  . No      .

As of December 31, 2010, there was no active trading market for the issuer's common stock, $.001 par value and therefore the value of shares held by affiliates cannot be ascertained.

The number of shares outstanding of the issuer's common stock, $.001 par value, as of March 31, 2011 was 8,505,000 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Western Lucrative Enterprises, Inc.

Form 10-Q Quarterly Report

PART 1

ITEM 1.   FINANCIAL STATEMENTS

Financial Statements for the 3 month period ended March 31, 2011 have been prepared by the Management Group of Western Lucrative Enterprises, Inc.

WESTERN LUCRATIVE ENTERPRISES, INC.

(A Development Stage Enterprise)

Unaudited Financial Statements

For the Three Months Ended March 31, 2011, and the Period of July 14, 2008 (Inception) to March 31, 2011

Western Lucrative Enterprises, Inc. (A Development Stage Enterprise)
Balance Sheets

	March 31	December 31
	2011	2010
ASSETS

Current assets
Cash	$-	$-
Total current assets	-	-

Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Current liabilities
Accounts payable	$10,681	$251
Accrued interest	153	90
Total current liabilities	10,834	341

Long term liabilities
Related party loan	10,000	10,000
Beneficial conversion feature	(429)	(504)
Total long term liabilities	9,571	9,496

Total liabilities	20,405	9,837

Stockholders' (Deficit) Equity
Common stock, $.001 par value; 750,000,000 shares authorized, 8,505,000 shares issued and outstanding at March 31, 2011 and December 31, 2010	8,505	8,505
Additional paid in capital	56,889	56,889
Deficit accumulated during the development stage	(85,799)	(75,231)
Total stockholders' (deficit) equity	(20,405)	(9,837)

Total liabilities and stockholders' (deficit) equity	$-	$-

See accompanying notes to financial statements

Western Lucrative Enterprises, Inc.

(A Development Stage Enterprise)

Statement of Operations

	Three months ended March 31,		For the period from July 14, 2008 (inception) to March 31, 2011
	2011	2010
	(Unaudited)	(Unaudited)
Revenue	$-	$-	$-

Expenses
General & administrative	1,930	-	34,202
Professional fees	8,500	-	51,256
Total expenses	10,430	-	85,458

Other income / (expense)
Interest expense	(138)	-	(341)
Total other income / (expense)	(138)	-	(341)

Net loss	$(10,568)	$-	$(85,799)

Basic and diluted loss per common share	$(0.01)	$-

Weighted average shares outstanding	8,505,000	4,255,000

Western Lucrative Enterprises, Inc.
(A Development Stage Enterprise)
Statements of Cash Flows

	Three months ended March 31,		For the period from July 14, 2008 (inception) to March 31, 2011
	2011	2010
	(Unaudited)
Cash flows from operating activities
Net loss	$(10,568)	$-	$(85,799)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of common stock in exchange for services	-	-	39,652
Non-cash interest – beneficial conversion feature	75	-	187
Changes in operating assets and liabilities:
Accounts payable	10,430	-	7,681
Accrued interest	63		154
Net cash used in operating activities	-	-	(38,125)

Net cash from investing activities	-	-	-

Cash flows from financing activities
Proceeds from related party loan	-	-	10,000
Proceeds from issuance of stock	-	-	28,125
Net cash provided by financing activities	-	-	38,125

Net increase in cash	-	-	-
Cash at beginning of period	-	2,755	-
Cash at end of period	$-	$2,755	$-

Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock for professional and consulting services	$-	$-	$40,452

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See accompanying notes to financial statements

WESTERN LUCRATIVE ENTERPRISES, INC.

(A Development Stage Company)

Notes to Financial Statements

For the Three Months Ended March 31, 2011

and for the period of July 14, 2008 (inception) to March 31, 2011

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2011, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2010 audited financial statements. The results of operations for the periods ended March 31, 2011 and 2010 are not necessarily indicative of the operating results for the full years.

NOTE 2 - GOING CONCERN

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

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern.

NOTE 3 – SHAREHOLDERS’ EQUITY

No addition common shares were issued for any reason during the three months ended March 31, 2011.

WESTERN LUCRATIVE ENTERPRISES, INC.

(A Development Stage Company)

Notes to Financial Statements

For the Three Months Ended March 31, 2011

and for the period of July 14, 2008 (inception) to March 31, 2011

NOTE 4 – RELATED PARTY TRANSACTIONS

A convertible note of $10,000 was issued on August 20, 2010 by the Company to Millenium Group, Inc. (“Millenium”), a California corporation. The owner of Millenium, Jonathan Mork, is a son of Dempsey Mork, who is the beneficial owner of MCC profit Sharing Plan which holds more than 5% of the common shares from the Company. The note is payable in two years and a 5% interest will be charged at maturity unless earlier converted. Interest is to be accrued for each quarter to show the comprehensive amount owed. As of March 31, 2011, the accrued interest amounts to $153. The note is convertible at the holder’s option into 4% of the Company’s fully diluted common shares at the time of conversion, with anti-dilution protection (not adjusted for splits or new issuances).

The NET note payable amount stands at $9,571 as of March 31, 2011 due to the deduction of the “beneficial conversion feature”, a more detailed description of which can be found in the foot notes to the financial statements of December 31, 2010.

NOTE 5 – SUBSEQUENT EVENTS

Management has reviewed material subsequent events in accordance with FASB ASC 855 “Subsequent Events”.  No additional disclosure is required.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Western Lucrative Enterprises, Inc. was incorporated on July 14, 2008. As of the date of this document, we have generated no revenues and substantial expenses. This resulted in a net loss of $85,799 since inception, which is attributable to general and administrative expenses.

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

In 2010, we engaged Millennium Group, Inc to assist the Company with new business strategies and options. Millennium Group is a consulting services firm owned and managed by Jonathan Mork, 47. A pension plan of which his father, Dempsey Mork, is a beneficiary owns more than 5% of our stock. We issued to Millennium Group a $10,000 convertible note as a non-refundable retainer to Millennium Group.  We also agreed to pay $400,000 to Millennium if it is able to introduce a major acquisition to the Company.   The note is due and payable to Millennium in two years, and bears a 5% interest rate which shall accrue annually and be payable at maturity. At Millennium’s election, this note and any accrued interest can be retired at any earlier time by conversion into common shares. The note is convertible into 4.0% of the Company’s fully diluted common shares at the time of conversion, with full anti-dilution protection (not adjusted for splits or new issuances). The Company has also agreed that any shares issued under this note will have piggyback registration rights. The Board of Directors of the Company has approved and ratified the terms of this note.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this item.

ITEM 4.   CONTROLS AND PROCEDURES.

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

(b) Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-I5(f) and 15(d)-15(f) under the 1934 Act). Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

\

Our management has concluded that, as of March 31, 2011, our internal control over financial reporting was not effective based on these criteria. In its assessment of the effectiveness of internal control over financial reporting as of March 31, 2011, we determined that the following deficiencies constituted a material weakness, as described below.

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

This quarterly report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our  registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this quarterly report.

(c) Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the last fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.   LEGAL PROCEEDINGS

None.

ITEM 1A.   RISK FACTORS

There are no material changes in the risk factors set forth in Part 1, Item 1A of the Company’s 10K dated Dec. 31, 2010.

ITEM 2.   SELECTED FINANCIAL DATA.

As a smaller reporting company, as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), we are not required to provide the information required by this item.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.   REMOVED AND RESERVED

ITEM 5.   OTHER INFORMATION.

None.

ITEM 6.   EXHIBITS.

Exhibits Incorporated by Reference or Filed with this Report.

Exhibit No.

Description

31.1

Chief Executive Officer Certification pursuant to section 302 of the Sarbanes-Ox1ey Act of2002

31.2

Chief Financial Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of2002

32.1

Chief Executive Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of2002.

32.2

Chief Financial Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Western Lucrative Enterprises, Inc.

Date: May 1, 2011

By: /s/ Neville Pearson

Neville Pearson, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: May 1, 2011

By: /s/ Neville Pearson

Neville Pearson, President and Director

(Principal Executive Officer)

Date: May 1, 2011

By: /s/ Neville Pearson

Neville Pearson, Chief Financial Officer

(Principal Financial and Accounting Officer)