Form 10-K/A
period 2010-12-31
WESTERN LUCRATIVE ENTERPRISES, INC.
filed 2011-06-30
CIK 1442101

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

   X  . Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2010

      . Transition Report under Section 13 or 15(d) of the Exchange Act

For the Transition Period from___________ to____________

Commission File Number: 333-152950

WESTERN LUCRATIVE ENTERPRISES, INC.

(Exact Name of Registrant as Specified in its Charter)

IOWA	26-3045445
(State of other jurisdiction of	(I.R.S. Employer
Incorporation or organization	Identification Number)

73726 Alessandro Drive, Suite 103,

Palm Desert, CA 92260

(Address of principal executive offices)

Registrant’s Phone: (760) 776-8899

Securities registered pursuant to Section 12(b) of the Act: None

Name of each exchange on which registered:

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasonal issuer, as defined in Rule 405 of the Securities Act,

Yes      . No   X  .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

Yes      . No   X  .

Indicate by check mark whether the issuer (I) filed all reports required to be filed by Section 13 or I5(d) of the Exchange Act of 1934 during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X  . No      .

Indicate by check mark whether the issuer has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).

Yes   X  . No      .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   X  .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes   X  . No      .

For the year ended December 31, 2009, the issuer had no revenues.

As of December 31, 2010, there was no active trading market for the issuer’s common stock, $0.001 par value and therefore the value of shares held by affiliates cannot be ascertained.

The number of shares outstanding of the issuer’s common stock, $0.001 par value, as of December 31, 2010 was 8,505,000 shares.

Explanatory Note

This Amendment No. 1 to the Annual Report on Form 10-K filed by Western Lucrative Enterprises, Inc., a Iowa corporation (“we,” “our,” “us,” or the “Company”), on April 14, 2011 is being filed to submit the “Statement of Cash Flows” which was missing from the Financial Statements submitted as part of the original Form 10-K filing. The original consent letter from our Auditor, Sam Kan & Company is attached again for reference.

Except as specifically referenced herein, this Amendment No. 1 to the Company’s Annual Report on Form 10-K does not reflect any event occurring subsequent to April 14, 2011, the filing date of the original report, and no other changes have been made to the report.

Western Lucrative Enterprises, Inc.
(A Development Stage Enterprise)
Statements of Cash Flows

	Year Ended December 31, 2010	Year Ended December 31, 2009	For the Period July 14, 2008 (inception) to December 31, 2010
Cash flows from operating activities
Net loss	$(49,861)	$(20,295)	$(75,231)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of common stock in exchange for services	39,652	-	39,652
Non-cash interest - beneficial conversion feature	112	-	112
Changes in operating assets and liabilities:
Accounts payable	(2,749)	-	(2,749)
Accrued interest	91	-	91
Net cash used in operating activities	(12,755)	(20,295)	(38,125)

Cash flows from investing activities	-	-	-

Cash flows from financing activities
Proceeds from related party loan	10,000	-	10,000
Proceeds from issuance of stock	-	23,050	28,125
Net cash provided by financing activities	10,000	23,050	38,125

Net change in cash	(2,755)	2,755	-
Cash at beginning of period	2,755	-	-
Cash at end of period	$-	$2,755	$-

Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock for professional and consulting services	$39,652	$-	$40,452

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See accompanying notes to financial statements

Sam Kan & Company 1151 Harbor Bay Pkwy., Suite 101 Alameda, CA 94502 Phone: 510.517.7874 Fax: 866.848.1224 http://www.skancpa.com

We consent to the incorporation by reference in the Annual Report on Forms 10-K of Western Lucrative Enterprises, Inc. of our report dated March 15, 2011, with respect to balance sheets as of December 31, 2010 and 2009, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the period from inception on July 14, 2008 through December 31, 2010 of Western Lucrative Enterprises, Inc. included in this Annual Report on Form 10-K for the period from the date of inception on July 14, 2008 to December 31, 2010.

/s/ Sam Kan & Company

Sam Kan & Company

Alameda, CA City, State March 15, 2011 Date

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Western Lucrative Enterprises, Inc.

Date: June 30, 2011

By: /s/ Neville Pearson

Neville Pearson, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: June, 2011

By: /s/Neville Pearson

Neville Pearson, President and Director

(Principal Executive Officer)

Date: June, 2011

By: /s/ Neville Pearson

Neville Pearson, Chief Financial Officer

(Principal Financial and Accounting Officer)