Form 10-Q/A
period 2011-03-31
WESTERN LUCRATIVE ENTERPRISES, INC.
filed 2011-07-06
CIK 1442101

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

(Mark One)

 X .      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended March 31, 2011

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-Q/A or any amendment to this Form 10-Q/A.  X .

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

Explanatory Note

This Amendment No. 1 to the Quarterly Report on Form 10-Q for the period ended March 31, 2011 as filed by Western Lucrative Enterprises, Inc., a Iowa corporation (“we,” “our,” “us,” or the “Company”), on May 2, 2011 is being filed to submit corrected Exhibits 31.1, 31.2, and 32.1 each of which were discovered to contain minor typographical errors.

Specifically the errors related to the Exchange Act rule citations in given in Paragraphs 4 of Exhibits 31.1 and 31.2 plus an incorrect Quarterly Report reference quoted in Exhibit 32.1.

Except as specifically referenced herein, this Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q does not reflect any event occurring subsequent to May 2, 2011, the filing date of the original report, and no other changes have been made to the report.

A signed original of this written statement required by Section 906 of the Sarbanes-Oxley Act of 2002 has been provided to Western Lucrative Enterprises, Inc. and will be furnished to the Securities and Exchange Commission or its staff upon request.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Western Lucrative Enterprises, Inc.

Date: July 6, 2011

By: /s/ Neville Pearson

Neville Pearson, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: July 6, 2011

By: /s/ Neville Pearson

Neville Pearson, President and Director

(Principal Executive Officer)

Date: July 6, 2011

By: /s/ Neville Pearson

Neville Pearson, Chief Financial Officer

(Principal Financial and Accounting Officer)

3