Form 10-Q
period 2011-06-30
WESTERN LUCRATIVE ENTERPRISES, INC.
filed 2011-08-17
CIK 1442101

                             UNITED STATES

    SECURITIES AND EXCHANGE COMMISSION

                                Washington, D.C. 20549

FORM 1O-Q

     QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE

                          SECURITIES AND EXCHANGE ACT OF 1934

                                        For the three month period ended June 30, 2011

                                                 Commission file number: 333-152950

Western Lucrative Enterprises, Inc.

(Exact Name of Registrant as Specified in its Charter)

             Iowa                      26-3045445

______________________       _______________

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

Yes  *   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

Yes   *     No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒   No *

Indicate by check whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒     No *

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-Q or any amendment to this Form 10-Q.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

               Large Accelerated Filer *                                                                                   Accelerated Filer *

               Non-accelerated filer *                                                                                                              Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒    No *

As of December 31, 2010, there was no active trading market for the issuer's common stock, $.001 par value and therefore the value of shares held by affiliates cannot be ascertained.

The number of shares outstanding of the issuer's common stock, $.001 par value, as of June 30, 2011 was 8,505,000 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Western Lucrative Enterprises, Inc.

Form 10-Q Quarterly Report

Table of Contents

PART I – FINANCIAL INFORMATION

Item 1.       Financial Statements                                                                                                                                                   4

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations                                    9

Item 3.       Quantitative and Qualitative Disclosures about Market Risk                                                                                   10

Item 4.       Controls and Procedures                                                                                                                                            10

PART II – OTHER INFORMATION

Item 1.      Legal Proceedings                                                                                                                                                       11

Item 1A.   Risk Factors                                                                                                                                                                 11

Item 2.      Selected Financial Data                                                                                                                                               11

Item 3       Defaults Upon Senior Securities                                                                                     .                                           11

Item 4.      Removed and Reserved                                                                                                                                              11

Item 5.      Other Information                                                                                                                                                       12

Item 6.      Exhibits                                                                                                                                                                       13

                                                                         PART 1

ITEM 1.         FINANCIAL STATEMENTS

Financial Statements for the 3 month period ended June 30, 2011 have been prepared by the Management Group of Western Lucrative Enterprises, Inc.

WESTERN LUCRATIVE ENTERPRISES, INC.

(A Development Stage Enterprise)

Unaudited Financial Statements

For the Three Months Ended June 30, 2011, the Six Months Ended June 30, 2011, and the Period of July 14, 2008   (Inception) to June 30, 2011.

Western Lucrative Enterprises, Inc. (A Development Stage Enterprise)
Balance Sheets

	June 30 December 31
	2011	2010
ASSETS

Current assets
Cash	$-	$-
Total current assets	-	-

Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Current liabilities
Accounts payable	$15,065	$251
Accrued interest	216	90
Total current liabilities	15,281	341

Long term liabilities
Related party loan	10,000	10,000
Beneficial conversion feature	(354)	(504)
Total long term liabilities	9,646	9,496

Total liabilities	24,927	9,837

Stockholders' (Deficit) Equity
Common stock, $.001 par value; 750,000,000 shares authorized, 8,505,000 shares issued and outstanding at June 30, 2011 and December 31, 2010	8,505	8,505
Additional paid in capital	56,889	56,889
Deficit accumulated during the development stage	(90,321)	(75,231)
Total stockholders' (deficit) equity	(24,927)	(9,837)

Total liabilities and stockholders' (deficit) equity	$-	$-

See accompanying notes to financial statements

Western Lucrative Enterprises, Inc.

(A Development Stage Enterprise)

Statement of Operations

					For the period from July 11, 2008 (inception) to June 30, 2011

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$-	$-	$-	$-	$-

Expenses
General & administrative	960	-	2,890	-	35,162
Professional fees	3,425	-	11,925	-	54,681
Total expenses	4,385	-	14,815	-	89,843

Other income / (expense)
Interest expense	(138)	-	(275)	-	(479)
Total other income / (expense)	(138)	-	(275)	-	(479)

Net loss	$(4,523)	$-	$(15,090)	$-	$(90,322)

Basic and diluted loss per common share	$(0.01)	$-	$(0.01)	$-

Weighted average shares outstanding	8,505,000	4,255,000	8,505,000	4,255,000

See accompanying notes to financial statements

Western Lucrative Enterprises, Inc.
(A Development Stage Enterprise)
Statements of Cash Flows
			For the period from July 14, 2008 (inception) to June 30, 2011

	Six months ended June 30,
	2011	2010
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net loss	$(15,090)	$-	$(90,322)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of common stock in exchange for services	-	-	39,652
Non-cash interest – beneficial conversion feature	150	-	262
Changes in operating assets and liabilities:
Accounts payable	14,815	(2,755)	12,066
Accrued interest	125		217
Net cash used in operating activities	-	(2,755)	(38,125)

Net cash from investing activities	-	-	-

Cash flows from financing activities
Proceeds from related party loan	-	-	10,000
Proceeds from issuance of stock	-	-	28,125
Net cash provided by financing activities	-	-	38,125

Net increase in cash	-	(2,755)	-
Cash at beginning of period	-	2,755	-
Cash at end of period	$-	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock for professional and consulting services	$-	$-	$40,452

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See accompanying notes to financial statements

WESTERN LUCRATIVE ENTERPRISES, INC.

(A Development Stage Company)

Notes to Financial Statements

For the Three Months Ended June 30, 2011, the Six Months ended June 30, 2011 and for the period of July 14, 2008 (inception) to June 30, 2011

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2011, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2010 audited financial statements. The results of operations for the periods ended June 30, 2011 and 2010 are not necessarily indicative of the operating results for the full years.

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

NOTE 3 – SHAREHOLDERS’ EQUITY

No additional common shares were issued for any reason during the three months ended June 30, 2011.

NOTE 4 – RELATED PARTY TRANSACTIONS

A convertible note of $10,000 was issued on August 20, 2010 by the Company to Millenium Group, Inc. (“Millenium”), a California corporation. The owner of Millenium, Jonathan Mork, is a son of Dempsey Mork, who is the beneficial owner of MCC profit Sharing Plan which holds more than 5% of the common shares from the Company. The note is payable in two years and a 5% interest will be charged at maturity unless earlier converted. Interest is to be accrued for each quarter to show the comprehensive amount owed. As of June 30, 2011, the accrued interest amounts to $216. The note is convertible at the

WESTERN LUCRATIVE ENTERPRISES, INC.

(A Development Stage Company)

Notes to Financial Statements

For the Three Months Ended June 30, 2011, the Six Months ended June 30, 2011 and for the period of July 14, 2008 (inception) to June 30, 2011 holder’s option into 4% of the Company’s fully diluted common shares at the time of conversion, with anti-dilution protection (not adjusted for splits or new issuances).

The NET note payable amount stands at $9,646 as of June 30, 2011 due to the deduction of the “beneficial conversion feature”, a more detailed description of which can be found in the foot notes to the financial statements of December 31, 2010.

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

Western Lucrative Enterprises, Inc. was incorporated on July 14, 2008. As of the date of this document, we have generated no revenues and substantial expenses. This resulted in a net loss of $90,322 since inception, which is attributable to general and administrative expenses.

Since incorporation, we have financed our operations primarily through financing and through the increase in accounts payable, payments made by others for the company and by settlement of the payable amounts with shares of common stock of the Company.

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

ITEM 2.                              SALES OF UNREGISTERED SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.                              DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.                               REMOVED AND RESERVED

ITEM 5.           OTHER INFORMATION.

None.

ITEM 6.           EXHIBITS.

Exhibits  Filed with this Report.

             Exhibit No.                                                                  Description

                     31.1         Chief Executive and Financial  Officer Certification pursuant to section 302 of the Sarbanes-Ox1ey Act of2002

32.1          Chief Executive and Financial Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Western Lucrative Enterprises, Inc.

Date: August 15, 2011

By: /s/ Neville Pearson

Neville Pearson, President

 (Principal Financial and Accounting Officer and duly

    authorized officer

2