Form 10-K
period 2011-12-31
WESTERN LUCRATIVE ENTERPRISES, INC.
filed 2012-04-20
CIK 1442101

                             UNITED STATES

    SECURITIES AND EXCHANGE COMMISSION

                                Washington, D.C. 20549

FORM 1O-K

     ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE

                          SECURITIES AND EXCHANGE ACT OF 1934

                                           For the fiscal year ended December 31, 2011

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

73280 Highway 111, Suite 207

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

For the year ended December 31, 2011, the issuer had no revenues.

As of December 31, 2011, there was no active trading market for the issuer's common stock, $.001 par value and therefore the value of shares held by affiliates cannot be ascertained.

The number of shares outstanding of the issuer's common stock, $.001 par value, as of December 31, 2011 was 8,505,000 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Western Lucrative Enterprises, Inc.

Form 10-K Annual Report

Table of Contents

PART I

Item 1.       Business                                                                                                                                                                      5

Item 1A.    Risk Factors                                                                                                                                                                6

Item 1B.    Unresolved Staff Comments                                                                                                                                       9

Item 2.       Properties                                                                                                                                                                    9

Item 3.       Legal Proceedings                                                                                                                                                      9

Item 4.       Mine Safety Disclosures                                                                                                                                              9

PART II

Item 5.      Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity                  9

                 Securities.

Item 6.      Selected Financial Data                                                                                                                                               9

Item 7.      Management’s Discussion and Analysis of Financial Condition and Results of Operations                                     9

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk                                                                                   11

Item 8.      Financial Statements and Supplementary Data                                                                                                         11

Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.                                  11

Item 9A.   Controls and Procedures                                                                                                                                            11

Item 9B.   Other Information                                                                                                                                                      11

PART III

Item 10.     Directors, Executive Officers, and Corporate Governance                                                                                     12

Item 11.     Executive Compensation                                                                                                                                         12

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters               12

Item 13.     Certain Relationships and Related Transactions, and Director Independence                                                       12

Item 14.     Principal Accounting Fees and Services.                                                                                                                12

PART IV

Item 15.    Exhibits and Financial Statement Schedules                                                                                                           13

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

Employees

As of December 31, 2011 we have no employees other than our sole officer and two directors. We anticipate that we will not hire any employees in the next twelve months, unless we generate significant revenues, raise capital, or make a complete change of course from our current business plan.

Item 1A. Risk Factors

Our auditor has issued a going concern opinion. This means that there is substantial doubt that we can continue as an ongoing business for the next 12 months.  As such we may have to cease all operations and our shares could become wholly worthless.

We lack an operating history and have losses that we expect to continue into the future. There is no assurance that future operations will result in profits . If we cannot generate sufficient revenues or raise capital, we could cease operations and our shares could become wholly worthless.

We were incorporated on July 14, 2008 and we have not started our proposed business operations or realized any revenues.

We have no operating history upon which an evaluation of our future success or failure can be made.

Our ability to achieve profits is dependent on

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

We have not developed our website, network infrastructure, or transaction processing systems, and if we fail to raise sufficient capital, we may fail to complete our website or become fully operational.   We are contemplating other possible business directions including acquisitions.  There can be no assurance that either our original business plan or a possible acquisition will take place.   If we are unable to accomplish our plan or an alternative such as an acquisition, our shares could become wholly worthless.

ITEM 1B.                              UNRESOLVED STAFF COMMENTS.

Not applicable since the Company is a smaller reporting company.

ITEM 2.                                PROPERTIES

The Company does not own any property at the present time and has no agreements to acquire any property. Our executive offices are located at 73280 Highway 111, Suite 207, Palm Desert, CA 92260. This space, along with other office services is provided by a third party company that has agreed to be compensated by the issuance of shares in the company. We believe that this space is adequate for our needs at this time, and we believe that we will be able to locate additional space in the future, if needed, on commercially reasonable terms.

ITEM 3.                               LEGAL PROCEEDINGS

None.

ITEM 4.                               MINE SAFETY DISCLOSURES

Not Applicable.

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

(c) Holders. As of March 15, 2012, there were 43 record holders of all of our issued and outstanding shares of Common Stock.

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

Western Lucrative Enterprises, Inc. was incorporated on July 14, 2008. As of the date of this document, we have generated no revenues and substantial expenses. This resulted in a net loss of $100,728 since inception, which is attributable to general and administrative expenses.

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

In 2010, we engaged Millennium Group, Inc to assist the Company with new business strategies and options. Millennium Group is a consulting services firm owned and managed by Jonathan Mork, 49. A pension plan of which his father, Dempsey Mork, is a beneficiary is the owners of Orion Investment, which owns more than 5% of our stock. We issued to Millennium Group a $10,000 convertible note as a non-refundable retainer to Millennium Group.  We also agreed to pay $400,000 to Millennium if it is able to introduce a major acquisition to the Company.   The note is due and payable to Millennium in two years, and bears a 5% interest rate which shall accrue annually and be payable at maturity. At Millennium’s election, this note and any accrued interest can be retired at any earlier time by conversion into common shares. The note is convertible into 4.0% of the Company’s fully diluted common shares at the time of conversion, with full anti-dilution protection (not adjusted for splits or new issuances). The Company has also agreed that any shares issued under this note will have piggyback registration rights. The Board of Directors of the Company has approved and ratified the terms of this note.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

(ii) RESULTS OF OPERATIONS

The Company has earned no significant revenue or profits to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. The Company incurred a net loss of $25,497 for the year ended Dec. 31, 2011, as compared to a net loss of $49,861 for 2010. From the date of inception July 14, 2008, to Dec. 31, 2011 the Company lost a total of $100,728. Most labor and services have been compensated with issuances of stock, or cash payment has been deferred.

Liquidity and Capital Resources

The Company has financed its expenses and costs thus far through financing and through the increase in its accounts payable, payments made by others for the company and by the settlement of the payable amounts with shares of common stock of the Company. As of December 31, 2011, the Company had a cash of $0 compared to cash of $0 as of December 31, 2010.

For the most recent fiscal year, 2011, the Company incurred a loss in the amount of $25,497 and $49,861 for 2010. Both years' losses are a result of organizational expenses and expenses associated with setting up a Company structure in order to begin implementing its business plan. The Company anticipates that until these procedures are completed, it will not generate revenues, and may continue to operate at a loss thereafter, depending upon the performance of the business.

During the period from July 14, 2008 (date of inception) through Dec. 31, 2011, the Company has incurred an accumulated net loss of $100,728 and has not attained profitable operations. The Company is dependent upon obtaining adequate financing to enable it to pursue its business plan and manage its operations so that they are profitable.

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

Management has been successful in raising sufficient funds to cover the Company's compliance expenses including the cost of auditing and filing required documents for 2011.

The Company as a whole may continue to operate at a loss for an indeterminate period thereafter, depending upon the performance of its new businesses. In the process of carrying out its business plan, the Company will continue to identify new financial partners and investors. However, it may determine that it cannot raise sufficient capital to support its business on acceptable terms, or at all. Accordingly, there can be no assurance that any additional funds will be available on terms acceptable to the Company or at all. As of Dec. 31, 2011, the company was authorized to issue 75,000,000 shares of common stock.

Commitments. We do not have any commitments which are required to be disclosed in tabular form as of Dec. 31, 2011.

Off-Balance Sheet Arrangements

As of Dec. 31, 2011, we have no off-balance sheet arrangements such as guarantees, retained or contingent interest in assets transferred, obligation under a derivative instrument and obligation arising out of or a variable interest in an unconsolidated entity.

Subsequent Events

There were no reportable subsequent events from Dec. 31, 2011 through the date this report is filed.

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

(b) Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-I5(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

\

Our management has concluded that, as of December 31, 2011, our internal control over financial reporting was not effective based on these criteria. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2011, we determined that the following deficiencies constituted a material weakness, as described below.

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

ITEM 9B. OTHER INFORMATION

None.

                                                                                       PART III

ITEM 10.          DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth information concerning our officers and directors as of December 31, 2011:

                             Name                             Age                             Positions(s)                              Period of Service

                      Neville Pearson                     68                President, Chief Executive Officer    August 14, 2010 – to date

and Director

                       Randall Baker                      69                                 Director                                  Inception – to date

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

Mr. Pearson is a Fellow of the Association of Chartered Certified Accountants, and has gained over 40 years of senior level financial management experience at CFO / Controller level with both Public Multi-National and Private Companies on three continents. Mr. Pearson brings extensive experience in the Real Estate Development and Construction fields, as well as having worked in the Automotive, Mining and Food manufacturing sectors. Mr. Pearson also has recent experience in the execution of mergers and acquisitions.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of our Common Stock (collectively, the "Reporting Persons") to report their ownership of, and transactions in our Common Stock to the SEC. Copies of these reports are also required to be supplied to us. To our knowledge, during the fiscal year ended Dec. 31, 2011 the Reporting Persons complied with all applicable Section 16

(a) reporting requirements.

Code of Ethics

We have not adopted a Code of Ethics given our limited operations. We expect that our Board of Directors following a merger or other acquisition transaction will adopt a Code of Ethics.

ITEM 11.          EXECUTIVE COMPENSATION.

Neither of our Directors, including the sole officer receives any compensation for their services rendered on our behalf. They did not receive any compensation during the years ended Dec. 31, 2011 and 2010. No officer or director is required to make any specific amount or percentage of his business time available to us.

Director Compensation

We do not currently pay any cash fees to our sole director, nor do we pay director's expenses in attending board meetings.

Employment Agreements

We are not a party to any employment agreements.

ITEM 12.            SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information as of December 31, 2011 regarding the number and percentage of our Common Stock (being our only voting securities) beneficially owned by each officer, director, each person (including any "group" as that term is used in Section 13(d)(3) of the Exchange Act) known by us to own 5% or more of our

Common Stock, and all officers and directors as a group.

                             Name and Address of                                  Number of

                                      Beneficial Owner                                          Shares                            Percent of Class

                            MCC Profit Sharing Plan                               6,000,000                                    70.5%

                          c/o  64 North Pecos, Suite 900

                                    Henderson, NV 89074

                                      Dempsey K. Mork                                       700,000                                       8.2%

                          c/o  64 North Pecos, Suite 900

                                    Henderson, NV 89074

                                       Randall A. Baker                                        250,000                                       2.9%

                                  49590 Palo Verde Road

                                Morongo Valley, CA 92256

           Neville Pearson

                          --

                          --

73280 Highway 111, Suite 207

      Palm Desert, CA 92260

All officers and directors as

    250,000

               2.9%

a group (2 persons)

 Unless otherwise indicated, we have been advised that all individuals or entities listed have the sole power to vote and dispose of the number of shares set forth opposite their names. For purposes of computing the number and percentage of shares beneficially owned by a security holder, any shares which such person has the right to acquire within 60 days of Dec. 31, 2011 are deemed to be outstanding, but those shares are not deemed to be outstanding for the purpose of computing the percentage ownership of any other security holder.

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

Audit Fees

The aggregate fees billed by Sam Kan & Associates for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 1O-Q or services that are normally provided in connection with statutory and regulatory filings was $2,000 for the fiscal year ended Dec.31, 2011.

Audit-Related Fees

There were no fees billed by Sam Kan & Associates for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements for the fiscal year ended Dec. 31, 2011.

Tax Fees

The aggregate fees billed by Sam Kan & Associates for professional services for tax compliance, tax advice, and tax planning were $0 for the fiscal year ended December 31, 2011.

Pre-Approval Policy

We do not currently have a standing audit committee. The above services were approved by our Board of Directors.

PART IV

Item 15.                   Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Report:

o Report of independent Registered Public Accounting Firm (Sam Kan & Associates-2011 and 2010)

o Balance Sheets at Dec. 31, 2011 and 2010

o Statements of Operations for the years ended Dec. 31, 2011 and 2010 and for the cumulative period from July 14,

   2008 (Date of Inception) to Dec. 31, 2011.

o Statements of Changes in Shareholders' Deficiency for the period from July 14,2008 (Date of Inception) to Dec. 31,

   2011.

o Statements of Cash Flows for the years ended Dec. 31, 2011 and 2010, and for the cumulative period from July

   14, 2008 (Date of Inception) to Dec. 31, 2011.

o Notes to Financial Statements

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

Date: April 18, 2012

By: lsi Neville Pearson

Neville Pearson, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 18, 2012

By: lsi Neville Pearson

Neville Pearson, President and Director

(Principal Executive Officer)

Date: April 18, 2012

By: lsi Neville Pearson

Neville Pearson, Chief Financial Officer

(Principal Financial and Accounting Officer)

WESTERN LUCRATIVE ENTERPRISES, INC.

(A Development Stage Company)

Financial Statements

December 31, 2011 and 2010

WESTERN LUCRATIVE ENTERPRISES, INC.

(A Development Stage Company)

Financial Statements

December 31, 2011 and 2010

                                                                                                                                                             Page(s)

Report of Independent Registered Public Accounting Firm                                                                                                              17

Balance Sheets As of December 31, 2011 and 2010                                                                                                                         18

Statements of Operations For the Years Ended December 31, 2011 and 2010, and the Period from the

Inception on July 14, 2008 to December 31, 2011                                                                                                                           19

Statement of Changes in Stockholders' (Deficit) Equity for the Period from the Inception on July 14, 2008

to December 31, 2011                                                                                                                                                                      20

Statements of Cash Flows For the Years Ended December 31, 2011 and 2010, and the Period from the

Inception on July 14, 2008 to December 31, 2011                                                                                                                          19

Notes to the Financial Statements                                                                                                                                                21-28

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

Western Lucrative Enterprises, Inc.

(A Development Stage Company)

Palm Desert, California

We have audited the accompanying balance sheet of Western Lucrative Enterprises, Inc. as of December 31, 2011 and 2010, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years ended December 31, 2011 and 2010, and for the period from the inception on July 14, 2008 to December 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

We believe that our audits provide a reasonable basis for our opinion. In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Western Lucrative Enterprises, Inc. (A Development Stage Company) as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the years ended, and for the period from the inception on July 14, 2008 to December 31, 2011 were in conformity with U.S. generally accepted accounting principles.

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

________________________________

Sam Kan & Company,

April 10, 2012

Alameda, California

Sam Kam & Company

1151 Harbor Bay Pkwy., Suite 202, Alameda, CA 94502

Phone: 510.355.0492 Fax: 866.828.1446 http://www.skancpa.com

Western Lucrative Enterprises, Inc.

(A Development Stage Enterprise)

Balance Sheets

		December 31,		December 31,
		2011		2010
ASSETS
Current assets
Cash		$-		$-
Total current assets		-		-

Total assets	$		$

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Current liabilities
Accounts payable		$25,197		$251
Accrued interest		341		90
Related party loan (current portion)		10,000		-
Beneficial conversion feature		-204		-504
Total current liabilities		35,334		-163

Long term liabilities
Related party loan (non-current portion)		-		10,000
Total long term liabilities		-		10,000
Total liabilities		35,334		9,837
Stockholders' (deficit) equity
Common stock, $.001 par value; 75,000,000 shares authorized, 8,505,000 shares issued and outstanding as of December 31, 2011 and 2010		8,505		8,505
Additional paid in capital		56,889		56,889
Deficit accumulated during the development stage		-100,728		-75,231
Total stockholders' (deficit) equity		-35,334		-9,837

Total liabilities and stockholders' (deficit) equity		$-		$-

See accompanying notes to financial statements

Western Lucrative Enterprises, Inc.
(A Development Stage Enterprise)
Statement of Operations

	Year Ended December 31, 2011	Year Ended December 31, 2010	For the Period July 14, 2008 (Inception) to December 31, 2011

Revenue	$-	$-	$-

Expenses
General and administrative	4,810	6,902	37,082
Professional fees	20,136	42,756	62,892
Total expenses	24,946	49,658	99,974

Other income / (expense)
Interest expense	(551)	(203)	(754)
Total other income / (expense)

Net loss	$(25,497)	$(49,861)	$(100,728)

Basic and diluted loss per Common share	$(0.00)	$(0.01)

Weighted average common shares outstanding:
Basic	8,505,000	5,337,877

See accompanying notes to financial statements

Western Lucrative Enterprises, Inc.
(A Development Stage Enterprise)
Statement of Changes in Stockholders' (Deficit) Equity

	Common Stock		Additional Paid In Capital	Accumulated Deficit	Total
	Shares	Amount

Balance, July 14, 2008 (Inception)	-	$-	$-	$-	$-
Common stock issued for cash	2,000,000	2,000	2,825	-	4,825
Common stock issued for services	250,000	250	-	-	250
Net loss, period ended December 31, 2008	-	-	-	(5,075)	(5,075)
Balance, December 31, 2008	2,250,000	2,250	2,825	(5,075)	-

Common stock issued for cash	2,005,000	2,005	18,045	-	20,050
Net loss, year ended December 31, 2009	-	-	-	(20,295)	(20,295)
Balance, December 31, 2009	4,255,000	4,255	20,870	(25,370)	(245)

Common stock issued for services	4,250,000	4,250	35,402	-	39,652
Beneficial conversion feature	-	-	617	-	617
Net loss, year ended December 31, 2010	-	-	-	(49,861)	(49,861)
Balance, December 31, 2010	8,505,000	8,505	56,889	(75,231)	(9,837)

Common stock issued for services	-	-	-	-	-
Beneficial conversion feature	-	-	-	-	-
Net loss, year ended December 31, 2011	-	-	-	(25,497)	(25,497)
Balance, December 31, 2011	8,505,000	$8,505	$56,889	$(100,728)	$(35,334)

See accompanying notes to financial statements

Western Lucrative Enterprises, Inc.
(A Development Stage Enterprise)
Statements of Cash Flows
	Year Ended December 31, 2011	Year Ended December 31, 2010	For the Period July 14, 2008 (Inception) to December 31, 2011
Cash flows from operating activities
Net loss	$(25,497)	$(49,861)	$(100,728)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of common stock in exchange for services	-	39,652	39,652
Non-cash interest - beneficial conversion feature	300	112	412
Changes in operating assets and liabilities:
Accounts payable	24,946	(2,749)	22,197
Accrued interest	251	90	342
Net cash used in operating activities	-	(12,756)	(38,125)

Cash flows from investing activities	-	-	-
Cash flows from financing activities
Proceeds from related party loan	-	10,000	10,000
Proceeds from issuance of stock	-	-	28,125
Net cash provided by financing activities	-	10,000	38,125

Net change in cash	-	(2,756)	-
Cash at beginning of year	-	2,756	-
Cash at end of year	$-	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock for professional and consulting services	$-	$39,652	$40,452

Supplemental cash flow information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

WESTERN LUCRATIVE ENTERPRISES, INC.

(A Development Stage Company)

Notes to Financial Statements – December 31, 2011 and 2010

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of significant accounting policies of Western Lucrative Enterprises, Inc. (A Development Stage Company) (the “Company”) is presented to assist in understanding the Company’s financial statements. The accounting policies presented in these footnotes conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the accompanying financial statements. These financial statements and notes are representations of the Company’s management who are responsible for their integrity and objectivity. The Company has not realized revenues from its planned principal business purpose and is considered to be in its development state in accordance with ASC 915, “Development Stage Entities”.

Organization, Nature of Business and Trade Name

The Company was incorporated in the State of Iowa on July 14, 2008 and has as a principal business objective of becoming an online landscape design, construction, and consulting service.

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

Concentration of Risk

The Company at times may maintain a cash balance in excess of insured limits. However, as of December 31, 2011, the Company has no cash in excess of insured limits.

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

Use of Estimates

The preparation of financial statements in accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. A change in managements’ estimates or assumptions could have a material impact on the Company’s financial condition and results of operations during the period in which such changes occurred. Actual results could differ from those estimates. The Company’s financial statements reflect all adjustments that management believes are necessary for the fair presentation of their financial condition and results of operations for the periods presented.

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

WESTERN LUCRATIVE ENTERPRISES, INC.

(A Development Stage Company)

Notes to Financial Statements – December 31, 2011 and 2010

Deterioration of a major customer's creditworthiness, or actual defaults were higher than historical experience, our estimates of the recoverability of the amounts due to us could be overstated, which could have a negative impact on operations.

The Company has been in the developmental stage since inception and has no operation to date. The Company currently does not have any accounts receivable. The above accounting policies will be adopted upon the Company carries accounts receivable.

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

Depreciation is computed for financial statement purposes on a straight-line basis over estimated useful lives of the related assets. The estimated useful lives of depreciable assets are:

For federal income tax purposes, depreciation is computed under the modified accelerated cost recovery system. For financial statements purposes, depreciation is computed under the straight-line method.

The Company has been in the developmental stage since inception and has no operation to date. The Company currently does not have any property and equipment. The above accounting policies will be adopted upon the Company maintaining property and equipment.

Item

Estimated Useful Lives

Office Equipment

5-10 years

Vehicles

5-10 years

Website/Software

10-15 years

Accounts Payable

The Company has accounts payable in the amount of $25,197 as of December 31, 2011. The Company has accounts payable in the amount of $251 as of December 31, 2010.

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

Stockholders’ Equity: Common Stock

The holders of the Company’s common stock are entitled to receive dividends out of assets or funds legally available for the payment of dividends of such times and in such amounts as the board from time to time may determine. Holders of common stock are entitled to one vote for each share held on all matters submitted to a vote of shareholders. There is no cumulative voting of the election of directors then standing for

WESTERN LUCRATIVE ENTERPRISES, INC.

(A Development Stage Company)

Notes to Financial Statements – December 31, 2011 and 2010

election. The common stock is not entitled to pre-emptive rights and is not subject to conversion or redemption. Upon liquidation, dissolution or winding up of the company, the assets legally available for distribution to stockholders are distributable ratably among the holders of the common stock after payment of liquidation preferences, if any, on any outstanding payment of other claims of creditors.

The Company has authorized seven hundred and fifty million (750,000,000) shares of common stock with a par value of $.001. As of December 31, 2011 and 2010, there are 8,505,000 shares of common stock issued and outstanding.

Fair Value Measurements

In January 2010, the FASB ASC Topic 825, Financial Instruments, requires disclosures about fair value of financial instruments in quarterly reports as well as in annual reports. For the Company, this statement applies to certain investments and long-term debt. Also, the FASB ASC Topic 820, Fair Value Measurements and Disclosures, clarifies the definition of fair value for financial reporting, establishes a framework for measuring fair value and requires additional disclosures about the use of fair value measurements.

Various inputs are considered when determining the value of the Company’s investments and long-term debt. The inputs or methodologies used for valuing securities are not necessarily an indication of the risk associated with investing in these securities. These inputs are summarized in the three broad levels listed below.

•

Level 1 – observable market inputs that are unadjusted quoted prices for identical assets or liabilities in active markets.

•

Level 2 – other significant observable inputs (including quoted prices for similar securities, interest rates, credit risk, etc…).

•

Level 3 – significant unobservable inputs (including the Company’s own assumptions in determining the fair value of investments).

The Company’s adoption of FASB ASC Topic 825 effectively at the inception did not have a material impact on the Company’s financial statements.

The carrying value of financial assets and liabilities recorded at fair value is measured on a recurring or nonrecurring basis. Financial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs. The Company had no financial assets or liabilities carried and measured on a nonrecurring basis during the reporting periods. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared. The Company does not have financial assets as an investment carried at fair value on a recurring basis as of December 31, 2011.

The availability of inputs observable in the market varies from instrument to instrument and depends on a variety of factors including the type of instrument, whether the instrument is actively traded, and other characteristics particular to the transaction. For many financial instruments, pricing inputs are readily observable in the market, the valuation methodology used is widely accepted by market participants, and the valuation does not require significant management discretion. For other financial instruments, pricing inputs are less observable in the market and may require management judgment. As of December 31, 2011, the Company has assets and liabilities in cash, various receivables, property and equipments, and various payables. Management believes that they are being presented at their fair market value.

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

WESTERN LUCRATIVE ENTERPRISES, INC.

(A Development Stage Company)

Notes to Financial Statements – December 31, 2011 and 2010

December 31, 2011 and since inception, the Company had 8,505,000 common shares outstanding and 8,845,200 dilutive potential common shares.

Basic earnings per share are based on the weighted-average number of shares of common stock outstanding. Diluted earnings per share is based on the weighted-average number of shares of common stock outstanding adjusted for the effects of common stock that may be issued as a result of the following types of potentially dilutive instruments:

•

Warrants,

•

Employee stock options, and

•

Other equity awards, which include long-term incentive awards. The FASB ASC Topic 260, Earnings per Share, requires the Company to include additional shares in the computation of earnings per share, assuming dilution.

Diluted earnings per share are based on the assumption that all dilutive options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options are assumed to be exercised at the time of issuance, and as if funds obtained thereby were used to purchase common stock at the average market price during the period. The Company does not have diluted effects on common stock as there was no warrant or option issued.

Basic and diluted earnings per share are the same as there was no dilutive effect of outstanding stock options for the period ended December 31, 2011.

The following is a reconciliation of basic and diluted earnings per share for 2011:

                                                                                                                                                                                              Period Ended

                                                                                                                                                                                         December 31, 2011

Numerator:

          Net income (loss) available to common shareholders                                                                                   $            (25,497)

Denominator:

          Weighted average shares – basic

                       8,505,000

Net income (loss) per share – basic and diluted

      $                (0.00)

Provision for Income Taxes

We are subject to state and federal income taxes in the U.S. Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. In accordance with FASB ASC Topic 740, “Income Taxes,” we provide for the recognition of deferred tax assets if realization of such assets is more likely than not.

Recently Issued Accounting Pronouncements

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

WESTERN LUCRATIVE ENTERPRISES, INC.

(A Development Stage Company)

Notes to Financial Statements – December 31, 2011 and 2010

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

The Company has evaluated recent accounting pronouncements and their adoption has not had or is not expected to have a material impact on the Company’s financial statements.

NOTE B -GOING CONCERN

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

Under the going concern assumption, an entity is ordinarily viewed as continuing in business for the foreseeable future with neither the intention nor the necessity of liquidation, ceasing trading, or seeking protection from creditors pursuant to laws or regulations. Accordingly, assets and liabilities are recorded on the basis that the entity will be able to realize its assets and discharge its liabilities in the normal course of business.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the preceding paragraph and eventually attain profitable operations. The accompanying financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern.

In the coming year, the Company’s foreseeable cash requirements will relate to continual development of the operations of its business, maintaining its good standing and making the requisite filings with the Securities and Exchange Commission, and the payment of expenses associated with operations and business developments. The Company may experience a cash shortfall and be required to raise additional capital.

Historically, it has mostly relied upon revenues generated from its core business and internally generated funds such as shareholder loans and advances to finance its operations and growth. Management may raise additional capital by retaining net earnings or through future public or private offerings of the Company’s stock or through loans from private investors, although there can be no assurance that it will be able to obtain such financing. The Company’s failure to do so could have a material and adverse affect upon it and its shareholders.

NOTE C – NOTES PAYABLE & DEBT DISCOUNTS

The chart below summarizes the Notes Payable & Debt Discounts of the Company as of December 31, 2011. The Company is currently in good standing of its promissory note to Millenium Group, Inc. (“Millenium”), a California corporation.

WESTERN LUCRATIVE ENTERPRISES, INC.

(A Development Stage Company)

Notes to Financial Statements – December 31, 2011 and 2010

Terms

Amount

Notes Payable to Related Party:

Effective as of August 20, 2010; principal of $10,000 at 2.5% APR; convertible into

4% of fully diluted common shares; due on August  20, 2012, net of unamortized discount related to the debt accretion of $204.

$9,796

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

    Model Recomputation

Model Re-computation:

Millennium Note

Year Ended  December 31, 2011

Assumptions

Exercise price of the option

$0.06

Value of option

$0.0036

Expected term of the option (in years)

1.0

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

WESTERN LUCRATIVE ENTERPRISES, INC.

(A Development Stage Company)

Notes to Financial Statements – December 31, 2011 and 2010

Due to the inherent uncertainty in forecasts and future events and operating results, the Company has provided for a valuation allowance in an amount equal to gross deferred tax assets resulting in no net deferred tax assets or liabilities for the periods audited.

Net deferred tax assets consist of the following components from Inception on July 14, 2008 to December 31, 2011:

                                                                                                                                              2011

                                                Deferred tax assets NOL Carryover                           $     25,579

                                                Valuations Allowance                                                      (25,579)

                                                         Net Deferred Tax Asset                                              $               -

Deferred tax assets NOL Carryover $

25,579

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate of 34% to pretax income from continuing operations for the periods ended December 31, 2011 due to the following:

•

On December 31, 2011, the Company had an operating loss carry forward of $75,231 that can be used as an offset against future taxable income. No tax benefit has been reported in the December 31, 2011 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

On November 23, 2010, the Shareholders approved an increase in the Authorized Capital from 75,000,000 to 750,000,000.

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

NOTE G -SUPPLEMENTAL CASH FLOW INFORMATION

During the year ended December 31, 2010, the company issued common stock for professional and consulting services valued at $39,652.

NOTE H – COMMITMENT AND CONTINGENCIES

The Company could become a party to various legal actions arising in the ordinary course of business. Matters that are probable of unfavorable outcomes to the Company and which can be reasonably estimated are accrued. Such accruals are based on information known about the matters, the Company’s estimates of the outcomes of such matters and its experience in contesting, litigating and settling similar matters.

As of the date of this report, there are no material pending legal proceedings to which the Company is a party or of which any of their property is the subject, nor are there any such proceedings known to be contemplated by governmental authorities.

WESTERN LUCRATIVE ENTERPRISES, INC.

(A Development Stage Company)

Notes to Financial Statements – December 31, 2011 and 2010

NOTE I – SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after December 31, 2011 through the date of this filing in accordance with FASB ASC 855 “Subsequent Events”. The Company determined that it does not have any additional subsequent event requiring recording or disclosure.