Form 10-Q
period 2012-03-31
WESTERN LUCRATIVE ENTERPRISES, INC.
filed 2012-06-13
CIK 1442101

                                                         UNITED STATES

                                SECURITIES AND EXCHANGE COMMISSION

                                                                Washington, D.C. 20549

FORM 1O-Q

   [  X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from                   to

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

Yes   *     No  ☒

Indicate by check whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒     No *

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-Q or any amendment to this Form 10-Q. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company. See the definitions of "large accelerated filer," "acceleratedfiler" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

               Large Accelerated Filer *                                                                                  Accelerated Filer*

               Non-accelerated filer *                                                                                                              Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒    No*

The number of shares outstanding of the issuer's common stock, $.001 par value, as of March 31, 2012 was 8,505,000 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Western Lucrative Enterprises, Inc.

Form 10-Q Quarterly Report

Table of Contents

PART I – FINANCIAL INFORMATION

Item 1.       Financial Statements                                                                                                                                                   4

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations                          8

Item 3.       Quantitative and Qualitative Disclosures about Market Risk                                                                              8

Item 4.       Controls and Procedures                                                                                                                                            9

PART II – OTHER INFORMATION

Item 1.      Legal Proceedings                                                                                                                                                       10

Item 1A.   Risk Factors                                                                                                                                                                 10

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds                                                                             10

Item 3       Defaults Upon Senior Securities                                                                                     .                                        10

Item 4.      Mine Safety Disclosures                                                                                                                                           10

Item 5.      Other Information                                                                                                                                                       10

Item 6.      Exhibits                                                                                                                                                                         10

                                                                         PART 1

ITEM 1.         FINANCIAL STATEMENTS

Financial Statements for the 3 month period ended March 31, 2012 have been prepared by the Management Group of Western Lucrative Enterprises, Inc.

WESTERN LUCRATIVE ENTERPRISES, INC.

(A Development Stage Enterprise)

Unaudited Financial Statements

                     For the Three Months Ended March 31, 2012, and the Period of July 14, 2008 (Inception) to March 31, 2012

3 Western Lucrative Enterprises, Inc. (A Development Stage Enterprise)
Balance Sheets

	March 31 December 31,
	2012	2011
ASSETS

Current assets
Cash	$-	$-
Total current assets	-	-

Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Current liabilities
Accounts payable	$26,996	$25,197
Related party loan	10,000	10,000
Beneficial conversion feature	(128)	(204)
Accrued interest	403	341
Total current liabilities	37,271	35,334

Long term liabilities

Total long term liabilities	0	0

Total liabilities	37,271	35,334

Stockholders' (Deficit) Equity
Common stock, $.001 par value; 750,000,000 shares authorized, 8,505,000 shares issued and outstanding at March 31, 2012 and December 31, 2011	8,505	8,505
Additional paid in capital	56,889	56,889
Deficit accumulated during the development stage	(102,665)	(100,728)
Total stockholders' (deficit) equity	(37,271)	(35,334)

Total liabilities and stockholders' (deficit) equity	$-	$-

See accompanying notes to financial statements 4

Western Lucrative Enterprises, Inc.

(A Development Stage Enterprise)

Statement of Operations

			For the period from July 14, 2008 (inception) to March 31, 2012

	Three months ended March 31,
	2012	2011
	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$-	$-		$-

Expenses
General & administrative	300	1,930		37,382
Professional fees	1,500	8,500		64,392
Total expenses	1,800	10,430		101,774

Other income / (expense)
Interest expense	(138)	(138)		(892)
Total other income / (expense)	(138)	(138)		(892)

Net loss	$(1,938)	$(10,568)		$(102,666)

Basic and diluted loss per common share	$(0.01)	$(0.01)

Weighted average shares outstanding	8,505,000	8,505,000

See accompanying notes to financial statements

Western Lucrative Enterprises, Inc.

(a Development Stage Enterprise)

Statements of Cash Flows

                                                                                                                                                                                                      For the period

                                                                                                                                                                                                                 from

                                                                                                                                                                                                        July 14, 2008

                                                                                                                            3 Months Ended        3 Months Ended           (inception) to

                                                                                                                                March 31 2012        March 31, 2011        March 31, 2012

Cash flows from operating activities

       Net loss                                                                                                                     $                (1,938)      $       (10,568)         $                 (102,666)

       Adjustments to reconcile net loss to net

         cash used in operating activities:

              Issuance of common stock in exchange

                for services                                                                                                                 --                             --                                  39,652

       Non-cash interest - beneficial conversion feature                                                        75                           75                                      487

       Changes in operating assets and liabilities:

              Accounts payable                                                                                                  1,800                    10,430                                23,997

              Accrued interest                                                                                                          63                            63                                     405

                     Net cash used in operating activities                                                                 --                             --                               (38,125)

                     Net cash from investing activities                                                                       --                             --                                         --

Cash flows from financing activities

       Proceeds from related party loan                                                                                        --                            --                                10,000

       Proceeds from issuance of stock                                                                                         --                            --                                28,125

              Net cash provided by financing activities                                                                  --                            --                                 38,125

       Net increase in cash                                                                                                              --                             --                                        --

       Cash at beginning of period                                                                                                 --                              --                                       --

       Cash at end of period                                                                                  $                        --       $                     --            $                         --

Supplemental disclosure of non-cash investing

  and financing activities:

       Issuance of common stock for professional

         and consulting services                                                                            $                         --       $                     --             $               40,452

Supplemental Cash Flow Information:

       Cash paid for interest                                                                                 $                         --       $                      --             $                         --

       Cash paid for income taxes                                                                       $                         --        $                     --              $                         --

See accompanying notes to financial statements

WESTERN LUCRATIVE ENTERPRISES, INC.

(A Development Stage Company)

Notes to Financial Statements

For the Three Months Ended March 31, 2012

andfor the period of July 14, 2008 (inception) to March 31, 2012

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2012, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2011 audited financial statements. The results of operations for the periods ended March 31, 2012 and 2011 are not necessarily indicative of the operating results for the full years.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

A convertible note of $10,000 was issued on August 20, 2010 by the Company to Millennium Group, Inc. (“Millennium”), a California corporation. The owner of Millennium, Jonathan Mork, is a son of Dempsey Mork, who is the beneficial owner of MCC Profit Sharing Plan which holds more than 5% of the common shares from the Company. The note is payable in two years and a 5% interest will be charged at maturity unless earlier converted. Interest is to be accrued for each quarter to show the comprehensive amount owed. As of March 31, 2012, the accrued interest amounts to $403. The note is convertible at the

WESTERN LUCRATIVE ENTERPRISES, INC.

(A Development Stage Company)

Notes to Financial Statements

For the Three Months Ended March 31, 2012

andfor the period of July 14, 2008 (inception) to March 31, 2012 holder’soption into 4% of the Company’s fully diluted common shares at the time of conversion, with anti-dilution protection (not adjusted for splits or new issuances).

The  notepayable amount stands at $9,872 as of March 31, 2012 due to the deduction of the “beneficial conversion feature”, a more detailed description of which can be found in the foot notes to the financial statements of December 31, 2011.

NOTE 5 – SUBSEQUENT EVENTS

Management has reviewed material subsequent events in accordance with FASB ASC 855 “Subsequent Events.”  No additional disclosure is required.

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

Western Lucrative Enterprises, Inc. was incorporated on July 14, 2008. As of the date of this document, we have generated no revenues and substantial expenses. This resulted in a net loss of $102,666 since inception, which is attributable to generaland administrative expenses.

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

(b) Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-I5(f) and 15(d)-15(f) under the 1934 Act). Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

\

Our management has concluded that, as of March31, 2012, our internal control over financial reporting was not effective based on these criteria. In its assessment of the effectiveness of internal control over financial reporting as of March 31, 2012, we determined that the following deficiencies constituted a material weakness, as described below.

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

                                                                                      PART II

ITEM 1.                              LEGAL PROCEEDINGS

None.

ITEM 1A.                            RISK FACTORS

There are no material changes in the risk factors set forth in Part 1, Item 1A of the Company’s 10K dated Dec. 31, 2011.

ITEM 2.   SALES OF UNREGISTERED SECURITIES AND USE OF PROCEEDS.

As a smaller reporting company, as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), we are not required to provide the information required by this item.

ITEM 3.                              DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.                               MINE SAFETY DISCLOSURES

Not Applicable.

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

Date: June 12, 2012

By: /s/ Neville Pearson

Neville Pearson, President and CFO

(Principal Financial and Accounting Officer and duly authorized officer)