Form 10-Q
period 2012-06-30
WESTERN LUCRATIVE ENTERPRISES, INC.
filed 2012-08-13
CIK 1442101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 1O-Q

QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE

SECURITIES AND EXCHANGE ACT OF 1934

For the three month period ended June 30, 2012

Commission file number: 333-152950

Western Lucrative Enterprises, Inc.

(Exact Name of Registrant as Specified in its Charter)

             Iowa                      26-3045445

______________________       _______________

(State or Other Jurisdiction of            (IRS Employer

Incorporation or Organization)         Identification No.)

73280 Highway 111, Suite 207, Palm Desert, CA 92260

(Address of Principal Executive Offices)

Registrant's telephone number, including area code: (760) 776-8899

Securities registered pursuant to Section 12(b) of the Act: None

Common Stock, $0.001 par value

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.

Yes  *    No  X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

Yes   *   No  X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No *

Indicate by check whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  X    No *

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-Q or any amendment to this Form 10-Q.  X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer *                                                                                   Accelerated Filer *

Non-accelerated filer *                                                                       Smaller reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  X   No *

The number of shares outstanding of the issuer's common stock, $.001 par value, as of June 30, 2012 was 8,505,000 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Western Lucrative Enterprises, Inc.

Form 10-Q Quarterly Report

Table of Contents

PART I – FINANCIAL INFORMATION

Item 1

Financial Statements

4

Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

9

Item 3

Quantitative and Qualitative Disclosures about Market Risk

10

Item 4

Controls and Procedures

10

PART II – OTHER INFORMATION

Item 1

Legal Proceedings

11

Item 1A

Risk Factors

11

Item 2

Selected Financial Data

11

Item 3

Defaults Upon Senior Securities

11

Item 4

Mine Safety Disclosures

11

Item 5

Other Information

12

Item 6

Exhibits

13

PART 1

ITEM 1.

FINANCIAL STATEMENTS

Financial Statements for the 3 month period ended June 30, 2012 have been prepared by the Management Group of Western Lucrative Enterprises, Inc.

WESTERN LUCRATIVE ENTERPRISES, INC.

(A Development Stage Enterprise)

Balance Sheets

June 30,

December 31,

ASSETS

2012

2011

Current Assets

Cash

$

--

$

--

Total Current Assets

--

--

Total Assets

--

--

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Current Liabilities

Accounts payable

28,796

25,197

Related party loan

10,000

10,000

Beneficial conversion feature

(53)

(204)

Accrued interest

466

341

Total Current Liabilities

39,209

35,334

Long Term Liabilities

--

--

Total Long Term Liabilities

0

0

Total Liabilities

39,209

35,334

Stockholders' (Deficit) Equity

Common Stock, $.001 par value; 750,000,000 shares

authorized, 8,505,000 shares issued and outstanding,

at June 30, 2012 and December 31, 2011

8,505

8,505

Additional paid-in capital

56,889

56,889

Deficit accumulated during the development stage

(104,603)

(100,728)

Total Stockholders' (Deficit) Equity

(39,209)

(35,334)

Total Liabilities and Stockholders' (Deficit) Equity

$

--

$

--

The accompanying notes are an integral part of the financial statements.

WESTERN LUCRATIVE ENTERPRISES, INC.

(A Development Stage Enterprise)

Statements of Operations

					For Period
					From
					July 11,
					2008
					(inception)
	Three Months Ended		Six Months Ended		to
	June 30,		June 30,		June 30,
	2012	2011	2012	2011	2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenue	$--	$--	$--	$--	$--

Expenses
General & Administrative	300	960	600	2,890	37,682
Professional Fees	1,500	3,425	3,000	11,925	65,892

Total Expenses	1,800	4,385	3,600	14,815	103,574

Other Income /(expense)
Interest expense	(138)	(138)	(275)	(275)	(1,030)
Total Other Income /(expense)	(138)	(138)	(275)	(275)	(1,030)

Net loss	$(1,938)	$(4,523)	$(3,875)	$(15,090)	$(104,604)

Basic and Diluted Loss Per Common Share	$(0)	$(0)	$(0)	$(0)

Weighted Average Shares Outstanding	8,505,000	8,505,000	8,505,000	8,505,000

The accompanying notes are an integral part of the financial statements.

WESTERN LUCRATIVE ENTERPRISES, INC.

(A Development Stage Enterprise)

Statements of Cash Flows

From

March 2,

2009

Six Months Ended

(inception) to

June 30,

December 31,

2012

2011

2012

(Unaudited)

(Unaudited)

(Unaudited)

Cash Flows From Operating Activities:

Net (loss)

$

(3,875)

$

(15,090)

$

(104,604)

Adjustments to reconcile net loss to net cash used

  in operating activities:

Issuance of common stock in exchange for services

--

--

39,652

Non-cash interest - beneficial conversion feature

150

150

562

Changes in operating assets and liabilities:

Accounts Payable

3,600

14,815

25,797

Accrued Interest

125

125

468

Net Cash Used by Operating Activities

--

--

(38,125)

Net Cash From Investing Activities

--

--

--

Cash Flows From Financing Activities

Proceeds from related party loan

--

--

10,000

Proceeds from issuance of stock

--

--

28,125

Net Cash Provided by Financing Activities

--

--

38,125

Net Increase in Cash

--

--

--

Cash at Beginning of Period

--

--

--

Cash at End of Period

--

--

--

Supplemental Disclosure of Non-Cash Investing

  and Financing Activities:

Issuance of Common Stock for Professional

  and Consulting Services

$

--

$

--

$

40,452

Supplemental Cash Flow Information:

Cash Paid for Interest

$

--

$

--

$

--

Cash Paid for Income Taxes

$

--

$

--

$

--

The accompanying notes are an integral part of the financial statements.

WESTERN LUCRATIVE ENTERPRISES, INC.

(A Development Stage Company)

Notes to Financial Statements

For the Three Months Ended June 30, 2012, the six months ended June 30, 2012,

and for the period of July 14, 2008 (inception) to June 30, 2012

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2012, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2011 audited financial statements. The results of operations for the periods ended June 30, 2012 and 2011 are not necessarily indicative of the operating results for the full years.

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

NOTE 3 – SHAREHOLDERS’ EQUITY

No addition common shares were issued for any reason during the three months ended June 30, 2012.

NOTE 4 – RELATED PARTY TRANSACTIONS

A convertible note of $10,000 was issued on August 20, 2010 by the Company to Millennium Group, Inc. (“Millennium”), a California corporation. The owner of Millennium, Jonathan Mork, is a son of Dempsey Mork, who is the beneficial owner of MCC profit Sharing Plan which holds more than 5% of the common shares from the Company. The note is payable in two years and a 5% interest will be charged at maturity unless earlier converted. Interest is to be accrued for each quarter to show the comprehensive amount owed. As of June 30, 2012, the accrued interest amounts to $466. The note is convertible at the holder’s option into 4% of the Company’s fully diluted common shares at the time of conversion, with anti-dilution protection (not adjusted for splits or new issuances).

The NET note payable amount stands at $9,947 as of June 30, 2012 due to the deduction of the “beneficial conversion feature”, a more detailed description of which can be found in the foot notes to the financial statements of December 31, 2011.

WESTERN LUCRATIVE ENTERPRISES, INC.

(A Development Stage Company)

Notes to Financial Statements

For the Three Months Ended June 30, 2012, the six months ended June 30, 2012,

and for the period of July 14, 2008 (inception) to June 30, 2012

NOTE 5 - SUBSEQUENT EVENTS

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

Western Lucrative Enterprises, Inc. was incorporated on July 14, 2008. As of the date of this document, we have generated no revenues and substantial expenses. This resulted in a net loss of $104,604 since inception, which is attributable to general and administrative expenses.

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

WESTERN LUCRATIVE ENTERPRISES, INC.

(A Development Stage Company)

Notes to Financial Statements

For the Three Months Ended June 30, 2012, the six months ended June 30, 2012,

and for the period of July 14, 2008 (inception) to June 30, 2012

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this item.

ITEM 4

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

(b) Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-I5(f) and 15(d)-15(f) under the 1934 Act). Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Our management has concluded that, as of June 30, 2012, our internal control over financial reporting was not effective based on these criteria. In its assessment of the effectiveness of internal control over financial reporting as of June 30, 2012, we determined that the following deficiencies constituted a material weakness, as described below.

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

WESTERN LUCRATIVE ENTERPRISES, INC.

(A Development Stage Company)

Notes to Financial Statements

For the Three Months Ended June 30, 2012, the six months ended June 30, 2012,

and for the period of July 14, 2008 (inception) to June 30, 2012

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

WESTERN LUCRATIVE ENTERPRISES, INC.

(A Development Stage Company)

Notes to Financial Statements

For the Three Months Ended June 30, 2012, the six months ended June 30, 2012,

and for the period of July 14, 2008 (inception) to June 30, 2012

PART II

ITEM 1

LEGAL PROCEEDINGS

None.

ITEM 1A

RISK FACTORS

There are no material changes in the risk factors set forth in Part 1, Item 1A of the Company’s 10K dated Dec. 31, 2011.

ITEM 2

SELECTED FINANCIAL DATA.

As a smaller reporting company, as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), we are not required to provide the information required by this item.

ITEM 3

DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4

MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5

OTHER INFORMATION.

None.

ITEM 6

EXHIBITS.

Exhibits Incorporated by Reference or Filed with this Report.

Exhibit No.

Description

31.1

Chief Executive Officer Certification pursuant to section 302 of the Sarbanes-Ox1ey Act of 2002

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

Date: August 13, 2012

By:

/s/ Neville Pearson

Neville Pearson, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: August 13, 2012

By:

/s/ Neville Pearson

Neville Pearson, President and Director

(Principal Executive Officer)

Date: August 13, 2012

By:

/s/ Neville Pearson

Neville Pearson, Chief Financial Officer

(Principal Financial and Accounting Officer)

13