Form 10-Q
period 2012-09-30
WESTERN LUCRATIVE ENTERPRISES, INC.
filed 2012-11-14
CIK 1442101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 1O-Q

QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE

SECURITIES AND EXCHANGE ACT OF 1934

For the three month period ended September 30, 2012

Commission file number: 333-152950

Western Lucrative Enterprises, Inc.

(Exact Name of Registrant as Specified in its Charter)

             Iowa                      26-3045445

______________________       _______________

(State or Other Jurisdiction of            (IRS Employer

Incorporation or Organization)         Identification No.)

64 North Pecos, Suite 900, Henderson, Nevada 89074

(Address of Principal Executive Offices)

Registrant's telephone number, including area code: (760) 673-9430

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

Large Accelerated Filer *                                                                                   Accelerated Filer *

Non-accelerated filer *                                                                       Smaller reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  X   No *

The number of shares outstanding of the issuer's common stock, $.001 par value, as of September 30, 2012 was 8,505,000 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Western Lucrative Enterprises, Inc.

Form 10-Q Quarterly Report

Table of Contents

PART I – FINANCIAL INFORMATION

Item 1

Financial Statements

4

Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

9

Item 3

Quantitative and Qualitative Disclosures about Market Risk

10

Item 4

Controls and Procedures

10

PART II – OTHER INFORMATION

Item 1

Legal Proceedings

11

Item 1A

Risk Factors

11

Item 2

Selected Financial Data

11

Item 3

Defaults Upon Senior Securities

11

Item 4

Mine Safety Disclosures

11

Item 5

Other Information

12

Item 6

Exhibits

13

PART 1

ITEM 1.

FINANCIAL STATEMENTS

Financial Statements for the 3 month period ended September 30, 2012 have been prepared by the Management Group of Western Lucrative Enterprises, Inc.

WESTERN LUCRATIVE ENTERPRISES, INC.

(A Development Stage Enterprise)

Balance Sheets

Sept.30,

December 31,

ASSETS

2012

2011

Current Assets

Cash

$

--

$

--

Total Current Assets

--

--

Total Assets

--

--

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Current Liabilities

Accounts payable

29,297

25,197

Related party loan

10,000

10,000

Beneficial conversion feature

0

(204)

Accrued interest

528

341

Total Current Liabilities

39,825

35,334

Long Term Liabilities

--

--

Total Long Term Liabilities

0

0

Total Liabilities

39,825

35,334

Stockholders' (Deficit) Equity

Common Stock, $.001 par value; 750,000,000 shares

authorized, 8,505,000 shares issued and outstanding,

at September 30, 2012 and December 31, 2011

8,505

8,505

Additional paid-in capital

56,889

56,889

Deficit accumulated during the development stage

(105,218)

(100,728)

Total Stockholders' (Deficit) Equity

(39,825)

(35,334)

Total Liabilities and Stockholders' (Deficit) Equity

$

--

$

--

The accompanying notes are an integral part of the financial statements.

WESTERN LUCRATIVE ENTERPRISES, INC.

(A Development Stage Enterprise)

Statements of Operations

					For Period
					From
					July 11,
					2008
					(inception)
	Three Months Ended		Nine Months Ended		to
	Sept. 30,		Sept. 30,		Sept. 30,
	2012	2011	2012	2011	2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenue	$--	$--	$--	$--	$--

Expenses
General & Administrative	0	960	600	3,850	37,682
Professional Fees	500	3,425	3,500	15,350	66,392

Total Expenses	500	4,385	4,100	19,200	104,074

Other Income /(expense)
Interest expense	(116)	(138)	(391)	(413)	(1,145)
Total Other Income /(expense)	(116)	(138)	(391)	(413)	(1,145)

Net loss	$(615)	$(4,523)	$(4,491)	$(19,613)	$(105,219)

Basic and Diluted Loss Per Common Share	$(0.0001)	$(0.0005)	$(0.0005)	$(0.002)

Weighted Average Shares Outstanding	8,505,000	8,505,000	8,505,000	8,505,000

The accompanying notes are an integral part of the financial statements.

WESTERN LUCRATIVE ENTERPRISES, INC.

(A Development Stage Enterprise)

Statements of Cash Flows

From

March 2,

2009

Nine Months Ended

(inception) to

Sept. 30,

Sept. 30,

2012

2011

2012

(Unaudited)

(Unaudited)

(Unaudited)

Cash Flows From Operating Activities:

Net (loss)

$

(4,513)

$

(19,613)

$

(105,219)

Adjustments to reconcile net loss to net cash used

  in operating activities:

Issuance of common stock in exchange for services

--

--

39,652

Non-cash interest - beneficial conversion feature

226

226

617

Changes in operating assets and liabilities:

Accounts Payable

4,100

19,200

29,297

Accrued Interest

187

187

528

Net Cash Used by Operating Activities

--

--

(35,125)

Net Cash From Investing Activities

--

--

--

Cash Flows From Financing Activities

Proceeds from related party loan

--

--

10,000

Proceeds from issuance of stock

--

--

25,125

Net Cash Provided by Financing Activities

--

--

35,125

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

WESTERN LUCRATIVE ENTERPRISES, INC.

(A Development Stage Company)

Notes to Financial Statements

For the Three Months Ended September 30, 2012, the nine months ended September 30, 2012,

and for the period of July 14, 2008 (inception) to September 30, 2012

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2012, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2011 audited financial statements. The results of operations for the periods ended September 30, 2012 and 2011 are not necessarily indicative of the operating results for the full years.

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

NOTE 3 – SHAREHOLDERS’ EQUITY

No addition common shares were issued for any reason during the three months ended September 30, 2012.

NOTE 4 – RELATED PARTY TRANSACTIONS

A convertible note of $10,000 was issued on August 20, 2010 by the Company to Millennium Group, Inc. (“Millennium”), a California corporation. The owner of Millennium, Jonathan Mork, is a son of Dempsey Mork, who is the beneficial owner of MCC Profit Sharing Plan which holds more than 5% of the common shares from the Company. The note matured on August 12, 2012 and 5% interest has been accrued through September 30, 2012, pending conversion or extension of said note. The accrued interest amounts to $528. The note is convertible at the holder’s option into 4% of the Company’s fully diluted common shares at the time of conversion, with anti-dilution protection (not adjusted for splits or new issuances). As of the date of filing this 10-Q, Millennium Group, Inc. has not communicated its decision regarding this note to Western Lucrative's management.

WESTERN LUCRATIVE ENTERPRISES, INC.

(A Development Stage Company)

Notes to Financial Statements

For the Three Months Ended September 30, 2012, the nine months ended September 30, 2012,

and for the period of July 14, 2008 (inception) to September 30, 2012

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

Western Lucrative Enterprises, Inc. was incorporated on July 14, 2008. As of the date of this document, we have generated no revenues and substantial expenses. This resulted in a net loss of $105,219 since inception, which is attributable to general and administrative expenses.

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

In 2010, we engaged Millennium Group, Inc to assist the Company with new business strategies and options. Millennium Group is a consulting services firm owned and managed by Jonathan Mork, 47. A pension plan of which his father, Dempsey Mork, is a beneficiary owns more than 5% of our stock. We issued to Millennium Group a $10,000 convertible note as a non-refundable retainer to Millennium Group.  We also agreed to pay $400,000 to Millennium if it is able to introduce a major acquisition to the Company.   The note matured on August 12, 2012, and bears a 5% interest rate which has been accrued through September 30, 2012. At Millennium’s election, this note and any accrued interest can be retired at any earlier time by conversion into common shares. The note is convertible into 4.0% of the Company’s fully diluted common shares at the time of conversion, with full anti-dilution protection (not adjusted for splits or new issuances). The Company has also agreed that any shares issued under this note will have piggyback registration rights. The Board of Directors of the Company has approved and ratified the terms of this note.

9

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

(b) Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-I5(f) and 15(d)-15(f) under the 1934 Act). Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Our management has concluded that, as of September 30, 2012, our internal control over financial reporting was not effective based on these criteria. In its assessment of the effectiveness of internal control over financial reporting as of June 30, 2012, we determined that the following deficiencies constituted a material weakness, as described below.

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

11

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

None.

ITEM 6

EXHIBITS.

Exhibits Incorporated by Reference or Filed with this Report.

Exhibit No.

Description

31.1

Chief Executive and Financial Officer Certification pursuant to section 302 of the Sarbanes-Ox1ey Act of 2002

32.1

Chief Executive and Financial Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Western Lucrative Enterprises, Inc.

Date: November 13, 2012

By:

/s/ Neville Pearson

Neville Pearson, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: November 13, 2012

By:

/s/ Neville Pearson

Neville Pearson, President and Director

(Principal Executive Officer)

Date: November 13, 2012

By:

/s/ Neville Pearson

Neville Pearson, Chief Financial Officer

(Principal Financial and Accounting Officer)

13