Form 10-K
period 2012-12-31
WESTERN LUCRATIVE ENTERPRISES, INC.
filed 2013-05-17
CIK 1442101

                             UNITED STATES

    SECURITIES AND EXCHANGE COMMISSION

                                Washington, D.C. 20549

FORM 1O-K

     ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE

                          SECURITIES AND EXCHANGE ACT OF 1934

                                           For the fiscal year ended December 31, 2012

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

64 North Pecos, Suite 900

Henderson, NV 89012

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

Yes      X No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

Yes        X No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

X Yes     No

Indicate by check whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  X Yes       No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

               Large Accelerated Filer                                                                                    Accelerated Filer

               Non-accelerated filer                                                                                                               X Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      X No

For the year ended December 31, 2012, the issuer had no revenues.

As of December 31, 2012, there was no active trading market for the issuer's common stock, $.001 par value and therefore the value of shares held by affiliates cannot be ascertained.

The number of shares outstanding of the issuer's common stock, $.001 par value, as of December 31, 2012 was 8,505,000 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Western Lucrative Enterprises, Inc.

Form 10-K Annual Report

Table of Contents

PART I

Item 1.       Business                                                                                                                                                                      5

Item 1A.    Risk Factors                                                                                                                                                                6

Item 1B.    Unresolved Staff Comments                                                                                                                                       9

Item 2.       Properties                                                                                                                                                                    9

Item 3.       Legal Proceedings                                                                                                                                                      9

Item 4.       Removed and Reserved                                                                                                                                              9

PART II

Item 5.      Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity                  9

                 Securities.

Item 6.      Selected Financial Data                                                                                                                                               9

Item 7.      Management’s Discussion and Analysis of Financial Condition and Results of Operations                                     9

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk                                                                                   11

Item 8.      Financial Statements and Supplementary Data                                                                                                         11

Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.                                  11

Item 9A.   Controls and Procedures                                                                                                                                            11

Item 9B.   Other Information                                                                                                                                                      11

PART III

Item 10.     Directors, Executive Officers, and Corporate Governance                                                                                     12

Item 11.     Executive Compensation                                                                                                                                         12

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters               12

Item 13.     Certain Relationships and Related Transactions, and Director Independence                                                       12

Item 14.     Principal Accounting Fees and Services.                                                                                                                12

PART IV

Item 15.    Exhibits and Financial Statement Schedules                                                                                                           15

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

Employees

As of December 31, 2012 we have no employees other than our sole officer and two directors. We anticipate that we will not hire any employees in the next twelve months, unless we generate significant revenues, raise capital, or make a complete change of course from our current business plan.

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

ITEM 2.                                PROPERTIES

The Company does not own any property at the present time and has no agreements to acquire any property. Our executive offices are located at 1611 E. Racquet Club Road, Palm Springs, CA 92262. This address is the personal residence of our Sole Officer who makes no charge for providing office space to The Company. We believe that this space is adequate for our needs at this time, and we believe that we will be able to locate additional space in the future, if needed, on commercially reasonable terms.

ITEM 3.                               LEGAL PROCEEDINGS

None.

ITEM 4.                               MINE SAFETY DISCLOSURES.

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

(c) Holders. As of December 31, 2012, there were 43 record holders of all of our issued and outstanding shares of Common Stock.

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

In 2010, we engaged Millennium Group, Inc to assist the Company with new business strategies and options. Millennium Group is a consulting services firm owned and managed by Jonathan Mork, 49. A pension plan of which his father, Dempsey Mork, is a beneficiary is the owner of Orion Investment, which owns more than 5% of our stock. We issued to Millennium Group a $10,000 convertible note as a non-refundable retainer to Millennium Group.  We also agreed to pay $400,000 to Millennium if it is able to introduce a major acquisition to the Company.   The note is due and payable to Millennium in two years, and bears a 5% interest rate which shall accrue annually and be payable at maturity. At Millennium’s election, this note and any accrued interest can be retired at any earlier time by conversion into common shares. The note is convertible into 4.0% of the Company’s fully diluted common shares at the time of conversion, with full anti-dilution protection (not adjusted for splits or new issuances). The Company has also agreed that any shares issued under this note will have piggyback registration rights. The Board of Directors of the Company has approved and ratified the terms of this note.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

(ii) RESULTS OF OPERATIONS

The Company has earned no significant revenue or profits to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. The Company incurred a net profit of $11,882 for the year ended Dec. 31, 2012, as compared to a net loss of $25,497 for 2011. From the date of inception July 14, 2008, to Dec. 31, 2012 the Company lost a total of $88,846. Most labor and services have been compensated with issuances of stock and convertible notes payable.

Liquidity and Capital Resources

The Company has financed its expenses and costs thus far through financing and through the increase in its accounts payable, payments made by others for the company and by the settlement of the payable amounts with shares of common stock of the Company. As of December 31, 2012, the Company had a cash of $0 compared to cash of $0 as of December 31, 2011.

For the most recent fiscal year, 2012, the Company showed a profit in the amount of $11,882 and a loss of $25,497 for 2011. The profit in the current year arose entirely from the forgiveness of debt by Whitehall Montague Partners which is no longer in business. The earlier years losses are a result of organizational expenses and expenses associated with setting up a Company structure in order to begin implementing its business plan. The Company anticipates that until these procedures are completed, it will not generate revenues, and may continue to operate at a loss thereafter, depending upon the performance of the business.

During the period from July 14, 2008 (date of inception) through Dec. 31, 2012, the Company has incurred an accumulated net loss of $88,846 and has not attained profitable operations. The Company is dependent upon obtaining adequate financing to enable it to pursue its business plan and manage its operations so that they are profitable.

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

Management has been successful in raising sufficient funds to cover the Company's compliance expenses including the cost of auditing and filing required documents for 2012.

The Company as a whole may continue to operate at a loss for an indeterminate period thereafter, depending upon the performance of its new businesses. In the process of carrying out its business plan, the Company will continue to identify new financial partners and investors. However, it may determine that it cannot raise sufficient capital to support its business on acceptable terms, or at all. Accordingly, there can be no assurance that any additional funds will be available on terms acceptable to the Company or at all. As of Dec. 31, 2012, the company was authorized to issue 75,000,000 shares of common stock.

Commitments. We do not have any commitments which are required to be disclosed in tabular form as of Dec. 31, 2012.

Off-Balance Sheet Arrangements

As of Dec. 31, 2012, we have no off-balance sheet arrangements such as guarantees, retained or contingent interest in assets transferred, obligation under a derivative instrument and obligation arising out of or a variable interest in an unconsolidated entity.

Subsequent Events

There were no reportable subsequent events from Dec. 31, 2012 through the date this report is filed.

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

(b) Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-I5(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Our management has concluded that, as of December 31, 2012, our internal control over financial reporting was not effective

In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2012, we determined that the following deficiencies constituted a material weakness, as described below.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.          DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth information concerning our officers and directors as of December 31, 2012:

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of our Common Stock (collectively, the "Reporting Persons") to report their ownership of, and transactions in our Common Stock to the SEC. Copies of these reports are also required to be supplied to us. To our knowledge, during the fiscal year ended Dec. 31, 2012 the Reporting Persons complied with all applicable Section 16(a) reporting requirements.

Code of Ethics

We have not adopted a Code of Ethics given our limited operations. We expect that our Board of Directors following a merger or other acquisition transaction will adopt a Code of Ethics.

ITEM 11.          EXECUTIVE COMPENSATION.

Neither of our Directors, including the sole officer receives any compensation for their services rendered on our behalf. They did not receive any compensation during the years ended Dec. 31, 2012 and 2011. No officer or director is required to make any specific amount or percentage of his business time available to us.

Director Compensation

We do not currently pay any cash fees to our sole director, nor do we pay director's expenses in attending board meetings.

Employment Agreements

We are not a party to any employment agreements.

ITEM 12.            SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information as of December 31, 2012 regarding the number and percentage of our Common Stock (being our only voting securities) beneficially owned by each officer, director, each person (including any "group" as that term is used in Section 13(d)(3) of the Exchange Act) known by us to own 5% or more of our

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

                                  49590 Palo Verde Road

                                Morongo Valley, CA 92256

           Neville Pearson

                    125,000

              1.47%

1611 E. Racquet Club Road

      Palm Springs, CA 92262

All officers and directors as

     375,000

              4.41%

a group (2 persons)

 Unless otherwise indicated, we have been advised that all individuals or entities listed have the sole power to vote and dispose of the number of shares set forth opposite their names. For purposes of computing the number and percentage of shares beneficially owned by a security holder, any shares which such person has the right to acquire within 60 days of Dec. 31, 2012 are deemed to be outstanding, but those shares are not deemed to be outstanding for the purpose of computing the percentage ownership of any other security holder.

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

Audit Fees

The aggregate fees billed by Sam Kan & Associates for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 1O-Q or services that are normally provided in connection with statutory and regulatory filings was $4,000 for the fiscal year ended Dec.31, 2012.

Audit-Related Fees

There were no fees billed by Sam Kan & Associates for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements for the fiscal year ended Dec. 31, 2012.

Tax Fees

The aggregate fees billed by Sam Kan & Associates for professional services for tax compliance, tax advice, and tax planning were $0 for the fiscal year ended December 31, 2012.

Pre-Approval Policy

We do not currently have a standing audit committee. The above services were approved by our Board of Directors.

PART IV

Item 15.                   Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Report:

 o Report of independent Registered Public Accounting Firm (Sam Kan & Associates-2012 and 2011)

 o Balance Sheets at Dec. 31, 2012 and 2011

 o Statements of Operations for the years ended Dec. 31, 2012 and 2011 and for the cumulative period from July 14,

    2008 (Date of Inception) to Dec. 31, 2012.

 o Statements of Changes in Shareholders' Deficiency for the period from July 14,2008 (Date of Inception) to Dec. 31,

    2012.

 o Statements of Cash Flows for the years ended Dec. 31, 2012 and 2011, and for the cumulative period from July

    14, 2008 (Date of Inception) to Dec. 31, 2012.

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

Date: May 15, 2013

By: lsi Neville Pearson

Neville Pearson, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: May 15, 2013

By: lsi Neville Pearson

Neville Pearson, President and Director

(Principal Executive Officer)

Date: May 15, 2013

By: lsi Neville Pearson

Neville Pearson, Chief Financial Officer

(Principal Financial and Accounting Officer)

                          WESTERN LUCRATIVE ENTERPRISES, INC.

                                                          (A Development Stage Company)

   Financial Statements

December 31, 2012 and 2011

WESTERN LUCRATIVE ENTERPRISES, INC.

(A Development Stage Company)

Financial Statements

December 31, 2012 and 2011

                                                                                                                                                             Page(s)

Report of Independent Registered Public Accounting Firm                                                                                                              1

Balance Sheets As of December 31, 2012 and 2011                                                                                                                         2

Statements of Operations For the Years Ended December 31, 2012 and 2011, and the Period from the

Inception on July 14, 2008 to December 31, 2012                                                                                                                           3

Statement of Changes in Stockholders' (Deficit) Equity for the Period from the Inception on July 14, 2008

to December 31, 2012                                                                                                                                                                      4

Statements of Cash Flows For the Years Ended December 31, 2012 and 2011, and the Period from the

Inception on July 14, 2008 to December 31, 2012                                                                                                                          5

Notes to the Financial Statements                                                                                                                                                6-13

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

Western Lucrative Enterprises, Inc.

(A Development Stage Company)

We have audited the accompanying balance sheets of Western Lucrative Enterprises, Inc. (hereinafter the “Company”), as of December 31, 2012 and 2011, and the related statements of operations, stockholders' equity (deficit), and cash flows for the year ended December 31, 2012, the period from inception on July 14, 2008 to December 31, 2012, and the period from inception on July 14, 2008 to December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial positions of the Company as of December 31, 2012 and 2011, and the results of its operations and cash flows for the year ended December 31, 2012, the period from inception on July 14, 2008 to December 31, 2012, and the period from inception on July 14, 2008 to December 31, 2012 are in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the financial statements, the Company has suffered recurring losses and has experienced negative cash flows from operations, which raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to those matters are also described in Note B to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

//Sam Kan & Company

Sam Kan & Company

April 16, 2013

Alameda, California

Western Lucrative Enterprises, Inc.
(A Development Stage Enterprise)
Balance Sheets

	Years Ended December 31,
	2012	2011
ASSETS

Current assets
Cash	$-	$-
Total current assets	-	-

Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Currnet liabilities
Accounts payable	$1,361	$25,197
Accrued expense	4,000	-
Accrued interest	591	341
Related party loan (current portion)	7,500	10,000
Loan discount - Beneficial conversion feature	(7,500)	(204)
Total current liabilities	5,952	35,334

Long term liabilities
Related party loan	10,000	-
Total long term liabilities	10,000	-

Total liabilities	15,952	35,334

Stockholders' (deficit) equity
Common stock, $0.001 par value; 75,000,000 shares authorized, 8,505,000 shares issued and outstanding as of December 31, 2012 and 2011	8,505	8,505
Additional paid in capital	64,389	56,889
Deficit accumulated during the development stage	(88,846)	(100,728)
Total stockholders' (deficit) equity	(15,952)	(35,334)

Total liabilities and stockholders' (deficit) equity	$-	$-

See accompanying notes to financial statements

Western Lucrative Enterprises, Inc.
(A Development Stage Enterprise)
Statement of Operations

	Years Ended December 31,		For the Period July 14, 2008 (Inception) to December 31, 2012
	2012	2011

Net income / (loss)	$-	$-	$-

Expenses
General and administrative	600	4,810	37,682
Professional fees	6,000	20,136	68,892
Total expenses	6,600	24,946	106,574

Other income / (expense)
Other income	18,936	-	18,936
Interest expense	(454)	(551)	(1,208)
Total other income / (expense)	18,482	(551)	17,728

Net Income / (loss)	$11,882	$(25,497)	$(88,846)

Basic and diluted loss per common share	$0.00	$(0.00)

Weighted average common shares outstanding:
Basic	8,505,000	8,505,000

Diluted	8,675,200	8,845,200

See accompanying notes to financial statements

	Years Ended December 31, Shares	Amount	Additional Paid In Capital	Accumulated Deficit	Total
Beginning, July 14, 2008 (Inception)	-	$ -	$ -	$ -	$ -
Common stock issued for cash	2,000,000	2,000	2,825	-	4,825
Common stock issued for services	250,000	250	-	-	250
Net loss, period ended December 31, 2008	-	-	-	(5,075)	(5,075)
Balance, December 31, 2008	2,250,000	2,250	2,825	(5,075)	-
Common stock issued for cash	2,005,000	2,005	18,045	-	20,050
Net loss, year ended December 31, 2009	-	-	-	(20,295)	(20,295)
Balance, December 31, 2009	4,255,000	4,255	20,870	(25,370)	(245)
Common stock issued for services	4,250,000	4,250	35,402	-	39,652
Beneficial conversion feature	-	-	617	-	617
Net loss, year ended December 31, 2010	-	-	-	(49,861)	(49,861)
Balance, December 31, 2010	8,505,000	8,505	56,889	(75,231)	(9,837)
Common stock issued for services	-	-	-	-	-
Beneficial conversion feature	-	-	-	-	-
Net loss, year ended December 31, 2011	-	-	-	(25,497)	(25,497)
Balance, December 31, 2011	8,505,000	$ 8,505	$ 56,889	$ (100,728)	$ (35,334)
Common stock issued for services	-	-	-	-	-
Beneficial conversion feature	-	-	7,500	-	7,500
Net Income, year ended December 31, 2012	-	-	-	11,882	11,882
Balance, December 31, 2012	8,505,000	$ 8,505	$ 64,389	$ (88,846)	$ (15,952)

See accompanying notes to financial statements

Western Lucrative Enterprises, Inc.
(A Development Stage Enterprise)
Statements of Cash Flows

	Years Ended December 31,		For the Period July 14, 2008 (Inception) to December 31, 2012
	2012	2011
Cash flows from operating activities
Net income / (loss)	$11,882	$(25,497)	$(88,846)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of common stock in exchange for services	-	-	39,652
Non-cash interest - beneficial conversion feature	204	300	616
Changes in operating assets and liabilities:
Accounts payable	(23,836)	24,946	(1,639)
Accrued expense	4,000	-	4,000
Accrued interest	250	251	592
Net cash used in operating activities	(7,500)	-	(45,625)

Cash flows from investing activities	-	-	-

Cash flows from financing activities
Proceeds from related party loan	7,500	-	17,500
Proceeds from issuance of stock	-	-	28,125
Net cash provided by financing activities	7,500	-	45,625

Net change in cash	-	-	-
Cash at beginning of year	-	-	-
Cash at end of year	$-	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock for professional and consulting services	$-	$-	$40,452
Issuance of convertible notes with beneficial conversionfeature	$7,500	$-	$7,500

Supplemental cash flow information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See accompanying notes to financial statements

WESTERN LUCRATIVE ENTERPRISES, INC.

(A Development Stage Company)

Notes to Financial Statements

December 31, 2012 and 2011

___________________________________________________________________________________________________________

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

Concentration of Risk

The Company at times may maintain a cash balance in excess of insured limits. However, as of December 31, 2012, the Company has no cash in excess of insured limits.

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

WESTERN LUCRATIVE ENTERPRISES, INC.

(A Development Stage Company)

Notes to Financial Statements

December 31, 2012 and 2011

___________________________________________________________________________________________________________

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Website

/ Software

10-15 years

For federal income tax purposes, depreciation is computed under the modified accelerated cost recovery system. For financial statements purposes, depreciation is computed under the straight-line method.

The Company has been in the developmental stage since inception and has no operation to date. The Company currently does not have any property and equipment. The above accounting policies will be adopted upon the Company maintains property and equipment.

Accounts Payable and Accrued expense

The Company has accounts payable and accrued expenses in the amount of $5,361, and $25,197 as of December 31, 2012, and 2011 respectively.

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

WESTERN LUCRATIVE ENTERPRISES, INC.

(A Development Stage Company)

Notes to Financial Statements

December 31, 2012 and 2011

___________________________________________________________________________________________________________

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Advertising

Advertising expenses related to specific jobs are allocated and classified as costs of goods sold. Advertising expenses not related to specific jobs are recorded as general and administrative expenses. No advertising expense was incurred for the years ended December 31, 2012 and 2011.

Stockholders’ Equity: Common Stock

The holders of the Company’s common stock are entitled to receive dividends out of assets or funds legally available for the payment of dividends of such times and in such amounts as the board from time to time may determine.  Holders of common stock are entitled to one vote for each share held on all matters submitted to a vote of shareholders.  There is no cumulative voting of the election of directors then standing for election.  The common stock is not entitled to pre-emptive rights and is not subject to conversion or redemption.  Upon liquidation, dissolution or winding up of the company, the assets legally available for distribution to stockholders are distributable ratably among the holders of the common stock after payment of liquidation preferences, if any, on any outstanding payment of other claims of creditors.

The Company has authorized seven hundred and fifty million (750,000,000) shares of common stock with a par value of $.001. As of December 31, 2012 and 2011, there are 8,505,000 shares of common stock issued and outstanding.

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

Fair Value Measurements (Continued)

•

Level 3 – significant unobservable inputs (including the Company’s own assumptions in determining the fair value of investments).

The Company’s adoption of FASB ASC Topic 825 effectively at the inception did not have a material impact on the Company’s financial statements.

WESTERN LUCRATIVE ENTERPRISES, INC.

(A Development Stage Company)

Notes to Financial Statements

December 31, 2012 and 2011

__________________________________________________________________________________________________________

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The carrying value of financial assets and liabilities recorded at fair value is measured on a recurring or nonrecurring basis. Financial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs. The

Company had no financial assets or liabilities carried and measured on a nonrecurring basis during the reporting periods. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared. The Company does not have financial assets as an investment carried at fair value on a recurring basis as of December 31, 2012.

The availability of inputs observable in the market varies from instrument to instrument and depends on a variety of factors including the type of instrument, whether the instrument is actively traded, and other characteristics particular to the transaction. For many financial instruments, pricing inputs are readily observable in the market, the valuation methodology used is widely accepted by market participants, and the valuation does not require significant management discretion. For other financial instruments, pricing inputs are less observable in the market and may require management judgment. As of December 31, 2012, the Company has assets and liabilities in cash, various receivables, property and equipments, and various payables. Management believes that they are being presented at their fair market value.

Basic and Diluted Loss per Common Share

Net loss per share is calculated in accordance with SFAS No. 128, "Earnings per Share." The weighted-average number of common shares outstanding during each period is used to compute basic loss per share. Diluted loss per share is computed using the weighted average number of shares and dilutive potential common shares outstanding. Dilutive potential common shares are additional common shares assumed to be exercised. We do not calculate loss per diluted shares to prevent understating the actual loss per share

Basic net loss per common share is based on the weighted-average number of share of common stock outstanding since inception. As of December 31, 2012 and since inception, the Company had 8,505,000 common shares outstanding and 8,675,200 dilutive potential common shares.

Basic earnings per share are based on the weighted-average number of shares of common stock outstanding.  Diluted earnings per share is based on the weighted-average number of shares of common stock outstanding adjusted for the effects of common stock that may be issued as a result of the following types of potentially dilutive instruments:

•

Warrants,

•

Employee stock options, and

Basic and Diluted Loss per common share (Continued)

•

Other equity awards, which include long-term incentive awards.

The FASB ASC Topic 260, Earnings per Share, requires the Company to include additional shares in the computation of earnings per share, assuming dilution.

Diluted earnings per share are based on the assumption that all dilutive options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options are assumed to be exercised at the time of issuance, and as if funds obtained thereby were used to purchase common stock at the average market price during the period. The Company does not have diluted

WESTERN LUCRATIVE ENTERPRISES, INC.

(A Development Stage Company)

Notes to Financial Statements

December 31, 2012 and 2011

_____________________________________________________________________________________________________

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

effects on common stock as there was no warrant or option issued. Basic and diluted earnings per share are the same as there was no dilutive effect of outstanding stock options for the period ended December 31, 2012. The following is a reconciliation of basic and diluted earnings per share for 2012:

Period Ended December 31, 2012
Numerator:
Net income (loss) available to common shareholders	$11,882
Denominator:
Weighted average shares – basic	8,505,000
Weighted average shares – diluted 8,675,200

Net income (loss) per share – basic and diluted	$0.00

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

Recently Issued Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-4, “Fair Value Measurement (Topic 820), Amendments to Achieve Common Fair valye Measurement and Disclosure Requirements in US GAAP and IFRS”. The amendment results in a consistent definition of fair value and ensures the fair value measurement and disclosure requirements are similar between GAAP and International Financial Reporting Standards (“IFRS”). This amendment changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements.

This amendment will be effective for the Company on January 1, 2012. The adoption did not have a material effect on our consolidated financial position or results of operations.

In December 2011, the FASB issued ASU 2011-11, “Balance Sheet (Topic 210), Disclosures about Offsetting Assets and Liabilities “The guidance in this update requires us to disclose information about offsetting and related arrangements to enable users of our financial statements to understand the effect of those arrangements on our financial position. The pronouncement is effective for fiscal years and interim periods beginning on or after January 1, 2013 with retrospective application for all comparative periods presented. Our adoption of the new standard is not expected to have a material effect on our consolidated financial position or results of operations.

WESTERN LUCRATIVE ENTERPRISES, INC.

(A Development Stage Company)

Notes to Financial Statements

December 31, 2012 and 2011

___________________________________________________________________________________________________________

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

NOTE C – NOTES PAYABLE & DEBT DISCOUNTS

On December 31, 2012, the Company issued two new Convertible Notes in the amounts of $6,000 and $1,500 to Magellan Capital Partners, Inc. and Savile Town Investments, Inc respectively.

The chart below summarizes the term of the Notes Payable & Debt Discounts of the Company as of December 31, 2012. The Company is currently in good standing of its promissory notes to Millenium Group, Inc. (“Millenium”), a California corporation, Magellan Capital Partners (“Magellan”) and Savile Town Investments, Inc. (“Savile Town”).

WESTERN LUCRATIVE ENTERPRISES, INC.

(A Development Stage Company)

Notes to Financial Statements

December 31, 2012 and 2011

___________________________________________________________________________________________________________

Terms	Amount

Notes Payable to Related Party (Millenium): Effective as of August 20, 2010; principal of $10,000 at 2.5% APR; convertible into 4% of fully diluted common shares; due on August 20, 2014, net of unamortized discount related to the debt accretion of $0.

Notes Payable to Related Party (Magellan): Effective as of December 31, 2012; principal of $6,000 at 5.0% APR; convertible into 600,000 fully diluted common shares; due on December 31, 2013, net of unamortized discount related to the debt accretion of $0.

Notes Payable to Related Party (Savile Town): Effective as of December 31, 2012; principal of $1,500 at 5.0% APR; convertible into 150,000 fully diluted common shares; due on December 31, 2013, net of unamortized discount related to the debt accretion of $0.

$10,000 $6,000 $1,500

Convertible Notes to Magellan Capital Partner, Inc. and Savile Town Investments, Inc.

The Company received service through issuing a total of $7,500 convertible notes to Magellan Capital Partners and Savile Town Investments, Inc. In exchange for the $7,500 notes, the two lenders would have an option to receive a total of 750,000 common shares by fully converting these shares at $0.01 per diluted common shares.

In accordance with ASC 470-20, Debt with conversion and other options, as the conversion price of the share is a fixed price at $0.01 per diluted common shares, the beneficial conversion feature or BCF of Notes were calculated based on the intrinsic value. The fair value of the shares at the issuance date, December 31, 2012 was $0.52 and the BCF is $0.51 per share. As the total BCF is greater than the total proceeds of the $7,500 convertible notes, in accordance with ASC 470-20 the BCF is limited to the total proceeds of the convertible notes which is $7,500. We recorded the total convertible value of the notes issued to the Company in the amount of $7,500 as a debt discount upon issuance, and amortized this debt discount as interest expense over the life of the note. We recorded interest expense in the amount of $0 for the year ended December 2012 in connection with these Notes.

Convertible Note to Millenium Group, Inc.

The original beneficial conversion feature was resulted from a note issued to Millenium Group, Inc. in the amount of $10,000 on August 20, 2010. The note is convertible at holder’s option into 4% of the Company’s fully diluted common shares at the time of conversion, with anti-dilution protection (not adjusted for splits or new issuances), and matures on August 20, 2012.

On August 20, 2012, this note was renewed and the mature date is extended to August 20, 2014. No beneficial conversion feature occurs with this note renewal since the beneficial conversion feature had been recognized, and had been completely amortized. As of December 31, 2012, there is $591 accrued interest which is due on the mature date of notes.

WESTERN LUCRATIVE ENTERPRISES, INC.

(A Development Stage Company)

Notes to Financial Statements

December 31, 2012 and 2011

___________________________________________________________________________________________________________

NOTE C – NOTES PAYABLE & DEBT DISCOUNTS (CONTINUED)

As of December 31, 2012, the carrying values of our short-term and long-term notes payable are as follows:

	Effective Interest Rate	Principal	Discount	December 31, 2012
Current notes payable
Magallen Group Inc.	5.00%	6,000	6,000	-
Savile Town Investments, Inc.	5.00%	1,500	1,500	-
Total short-term notes payable		$7,500	$7,500	$-
Long-term notes payable
Millenium Group Inc.	2.50%	10,000	-	10,000
Total long-term notes payable		$10,000	$-	$10,000

Total short-term and long-term notes payable		$17,500	$7,500	$10,000

As of December 31, 2012, the future principal payments of the above convertibles notes are as follows:

2013	7,500
2014	10,000
Total	$17,500

NOTE D – INCOME TAX

The Company did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because we have experienced operating losses since inception. Under ACS 740 “Income Taxes,” when it is more likely than not that a tax asset cannot be realized through future income the Company must allow for this future tax benefit.  We provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carry-forwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carry-forward period.

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the periods ended December 31, 2012 or 2011, applicable under ACS 740.  As a result of the adoption of ACS 740, we did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of accumulated deficit on the balance sheet.

WESTERN LUCRATIVE ENTERPRISES, INC.

(A Development Stage Company)

Notes to Financial Statements

December 31, 2012 and 2011

___________________________________________________________________________________________________________

NOTE D – INCOME TAX (CONTINUED)

The component of the Company’s deferred tax asset as of December 31, 2012 and 2011 is as follows:

	2012	2011
Net operating loss carry forward	88,846	100,728
Valuation allowance	(88,846)	(100,728)
Net deferred tax asset	$ -	$ -

The Company did not pay any income taxes during the periods ended December 31, 2012 or 2011.

The net federal operating loss carry forward will expire in 2032.  This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

NOTE E – COMMON STOCK

The Company's articles of incorporation provide for the authorization of seventy-five million (75,000,000) shares of common stock with par values of $0.001. Common stock holders have all the rights and obligations that normally pertain to stockholders of Iowa corporations.  As of December 31, 2012, the Company had 8,505,000 shares of common stock issued and outstanding.

NOTE F – OTHER INCOME

The $18,936 other income is occurred due to forgiveness of $18,936 accounts payable from Whitehall Mortague Partners, LLC; which mainly provided office and related facilities to the Company at 73726 Alessandro Dr. Suite 103, Palm Desert, CA 92260.

On December 31, 2012, Whitehall Mortague Partners, LLC (The provider) was dissolved and any remaining liabilities was forgiven; therefore, $18,936 is recognized as other income on the Statement of Operations for the year ended December 31, 2012.

NOTE G – RELATED PARTY TRANSACTIONS

The vendor (Whitehall Montague Partners – DISSOLVED December 31, 2012) of the forgiveness of $18,936 accounts payable, as mentioned in NOTE F was owned 25% by Neville Pearson a Director of The Company and also its current President, Treasurer and Secretary.

The holder (Millenium Group, Inc.) of the $10,000 convertible note is owned by Jonathan Mork who is a son of Dempsey Mork, the owner of Orion Investment which holds more than 5% of the common shares from the Company.

The holder (Magellan Capital Partners) of the $6,000 convertible note is owned by Dempsey Mork owner of MCC Profit Sharing Plan which holds more than 5% of the common shares from the Company.

The holder (Savile Town Investments, Inc.) of the $1,500 convertible note is owned by Neville Pearson a Director of The Company and also its current President, Treasurer, and Secretary.

WESTERN LUCRATIVE ENTERPRISES, INC.

(A Development Stage Company)

Notes to Financial Statements

December 31, 2012 and 2011

___________________________________________________________________________________________________________

NOTE H - COMMITMENT AND CONTINGENCIES

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

NOTE I – SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after December 31, 2012 through the date of this filing in accordance with FASB ASC 855 “Subsequent Events”. The Company determined that it does not have any additional subsequent event requiring recording or disclosure.