Form 10-Q
period 2013-03-31
WESTERN LUCRATIVE ENTERPRISES, INC.
filed 2013-05-17
CIK 1442101

                             UNITED STATES

    SECURITIES AND EXCHANGE COMMISSION

                                Washington, D.C. 20549

FORM 1O-Q

     QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE

                          SECURITIES AND EXCHANGE ACT OF 1934

                                        For the three month period ended March 31, 2013

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

Henderson, NV 89074

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

As of March 31, 2013, there was no active trading market for the issuer's common stock, $.001 par value and therefore the value of shares held by affiliates cannot be ascertained.

The number of shares outstanding of the issuer's common stock, $.001 par value, as of March 31, 2013 was 8,505,000 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Western Lucrative Enterprises, Inc.

Form 10-Q Quarterly Report

Table of Contents

PART I – FINANCIAL INFORMATION

Item 1.       Financial Statements                                                                                                                                                   4

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations                                    8

Item 3.       Quantitative and Qualitative Disclosures about Market Risk                                                                                   9

Item 4.       Controls and Procedures                                                                                                                                            10

PART II – OTHER INFORMATION

Item 1.      Legal Proceedings                                                                                                                                                       11

Item 1A.   Risk Factors                                                                                                                                                                 11

Item 2.      Selected Financial Data                                                                                                                                               11

Item 3       Defaults Upon Senior Securities                                                                                     .                                           11

Item 4.      Mine Safety Disclosures                                                                                                                                              11

Item 5.      Other Information                                                                                                                                                       11

Item 6.      Exhibits                                                                                                                                                                       11

                                                                         PART 1

ITEM 1.         FINANCIAL STATEMENTS

Financial Statements for the 3 month period ended March 31, 2013 have been prepared by the Management Group of Western Lucrative Enterprises, Inc.

Western Lucrative Enterprises, Inc.
(A Development Stage Enterprise)
Balance Sheets

As of
March 31, 2013	Dec. 31, 2012
ASSETS

Current assets
Cash	$-	$-
Total current assets	-	-

Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Currnet liabilities
Accounts payable	$1,361	$1,361
Accrued expense	4,000	4,000
Accrued interest	747	591
Related party loan (current portion)	7,500	7,500
Loan discount – Beneficial conversion feature	(7,500)	(7,500)
Total current liabilities	6,108	5,952

Long term liabilities
Related party loan	10,000	10,000
Total long term liabilities	10,000	10,000

Total liabilities	16,108	15,952

Stockholders' (deficit) equity
Common stock, $0.001 par value; 75,000,000 shares authorized, 8,505,000 shares issued and outstanding as of December 31, 2012 and 2011	8,505	8,505
Additional paid in capital	64,389	64,389
Deficit accumulated during the development stage	(89,002)	(88,846)
Total stockholders' (deficit) equity	(16,108)	(15,952)

Total liabilities and stockholders' (deficit) equity	$-	$-

See accompanying notes to financial statements 4
Western Lucrative Enterprises, Inc.
(A Development Stage Enterprise)
Statement of Operations

3 Months Ended March 31,	For the Period July 14, 2008 (Inception) to March 31, 2013
2013	2012

Net income / (loss)	$-	$-	$-

Expenses
General and administrative	-	300	37,682
Professional fees	-	1,500	68,892
Total expenses	-	1,800	106,574

Other income / (expense)
Other income	-	-	18,936
Interest expense	(156)	(138)	(1,364)
Total other income / (expense)	(156)	(138)	17,572

Net Income / (loss)	$(156)	$(1,938)	$(89,002)

Basic and diluted loss per common share	$0.00	$(0.01)

Weighted average common shares outstanding:
Basic	8,505,000	8,505,000

Diluted	8,505,000	8,505,000

See accompanying notes to financial statements

Western Lucrative Enterprises, Inc.
(A Development Stage Enterprise)
Statements of Cash Flows
3 Months Ended December 31,			For the Period July 14, 2008 (Inception) to March 31, 2013
2013		2012
Cash flows from operating activities
Net income / (loss)	$(156)	$(1,938)	$(89,002)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of common stock in exchange for services	-	-	39,652
Non-cash interest - beneficial conversion feature	-	75	616
Changes in operating assets and liabilities:
Accounts payable	-	1,800	(1,639)
Accrued expense	-	-	4,000
Accrued interest	156	63	748
Net cash used in operating activities	-	-	(45,625)

Cash flows from investing activities	-	-	-

Cash flows from financing activities
Proceeds from related party loan	-	-	17,500
Proceeds from issuance of stock	-	-	28,125
Net cash provided by financing activities	-	-	45,625
Net change in cash	-	-	-
Cash at beginning of year	-	-	-
Cash at end of year	$-	$-	$-
Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock for professional and consulting services	$-	$-	$40,452
Issuance of convertible notes with beneficial conversion feature	$-	$-	$7,500
Supplemental cash flow information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

                                             See accompanying notes to financial statements

WESTERN LUCRATIVE ENTERPRISES, INC.

(A Development Stage Company)

Notes to Financial Statements

For the Three Months Ended March 31, 2013

and for the period of July 14, 2008 (inception) to March 31, 2013

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2013, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2012 audited financial statements. The results of operations for the periods ended March 31, 2013 and 2012 are not necessarily indicative of the operating results for the full years.

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

NOTE 3 – SHAREHOLDERS’ EQUITY

No addition common shares were issued for any reason during the three months ended March 31, 2013.

NOTE 4 – RELATED PARTY TRANSACTIONS

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

WESTERN LUCRATIVE ENTERPRISES, INC.

(A Development Stage Company)

Notes to Financial Statements

For the Three Months Ended March 31, 2013

and for the period of July 14, 2008 (inception) to March 31, 2013

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

Western Lucrative Enterprises, Inc. was incorporated on July 14, 2008. As of the date of this document, we have generated no revenues and substantial expenses. This resulted in a net loss of $89,002 since inception, which is attributable to general and administrative expenses.

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

Convertible Notes to Magellan Capital Partner, Inc. and Savile Town Investments, Inc.  During the Year Ended December 31, 2012, the Company received service through issuing a total of $7,500 convertible notes to Magallen Capital Partners Inc. and Savile Town Investments, Inc. In exchanging for the $7,500 notes, the two lenders would have option to receive a total of 750,000 common shares by fully converting these shares at $0.01 per diluted common shares.

In accordance with ASC 470-20, Debt with conversions and other options, as the conversion price of the share is a fixed price at $0.01 per diluted common shares, the beneficial conversion features or BCF of these Notes were calculated based on the intrinsic value.  The fair value of the shares at the issuance date, December 31, 2012 was $0.52 and the BCF is $0.51 per share.  As the total BCF is greater than the total proceed of the $7,500 convertible notes, in accordance with ASC 470-20, the BCF is limited to the total proceed of the convertible notes which is $7,500.  We recorded the total convertible value of the notes issued to the Company in the amount of $7,500 as a debt discount upon issuance, and amortized this debt discount as interest expense over the life of the note. We recorded interest expense in the amount of $93.75 for the period ended March 31, 2013 in connection with these Notes.

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

(b) Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-I5(f) and 15(d)-15(f) under the 1934 Act). Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

\

Our management has concluded that, as of March 31, 2013, our internal control over financial reporting was not effective based on these criteria. In its assessment of the effectiveness of internal control over financial reporting as of March 31, 2013, we determined that the following deficiencies constituted a material weakness, as described below.

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

                                                                                      PART II

ITEM 1.                               LEGAL PROCEEDINGS

None.

ITEM 1A.                            RISK FACTORS

There are no material changes in the risk factors set forth in Part 1, Item 1A of the Company’s 10K dated Dec. 31, 2012.

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