Form 10-Q
period 2013-06-30
WESTERN LUCRATIVE ENTERPRISES, INC.
filed 2013-08-14
CIK 1442101

                             UNITED STATES

    SECURITIES AND EXCHANGE COMMISSION

                                Washington, D.C. 20549

FORM 1O-Q

     QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE

                          SECURITIES AND EXCHANGE ACT OF 1934

                                        For the three month period ended June 30, 2013

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

As of June 30, 2013, there was no active trading market for the issuer's common stock, $.001 par value and therefore the value of shares held by affiliates cannot be ascertained.

The number of shares outstanding of the issuer's common stock, $.001 par value, as of June 30, 2013 was 8,505,000 shares.

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

                                                                         PART 1

ITEM 1.         FINANCIAL STATEMENTS

Financial Statements for the 3 month period ended June 30, 2013 have been prepared by the Management Group of Western Lucrative Enterprises, Inc.

Western Lucrative Enterprises, Inc.
(A Development Stage Enterprise)
Balance Sheets

	As of
	June 30, 2013	Dec. 31, 2012
ASSETS

Current assets
Cash	$-	$-
Total current assets	-	-

Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Current liabilities
Accounts payable	$1,360	$1,361
Accrued expense	4,000	4,000
Accrued interest	903	591
Related party loan (current portion)	7,500	7,500
Loan discount – Beneficial conversion feature	(7,500)	(7,500)
Total current liabilities	6,263	5,952

Long term liabilities
Related party loan	10,000	10,000
Total long term liabilities	10,000	10,000

Total liabilities	16,263	15,952

Stockholders' (deficit) equity
Common stock, $0.001 par value; 75,000,000 shares authorized, 8,505,000 shares issued and outstanding as of June 30, 2013 and December 31, 2012	8,505	8,505
Additional paid in capital	64,389	64,389
Deficit accumulated during the development stage	(89,002)	(89,157)
Total stockholders' (deficit) equity	(16,263)	(15,952)

Total liabilities and stockholders' (deficit) equity	$-	$-

See accompanying notes to financial statements

Western Lucrative Enterprises, Inc.(A Development Stage Enterprise)

Statements of Operations

					For Period
					From
					July 11,
					2008
					(inception)
	Three Months Ended		Six Months Ended		to
	June 30,		June 30,		June 30,
	2012	2011	2012	2011	2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenue	$--	$--	$--	$--	$--

Expenses
General & Administrative	-	300	--	600	37,682
Professional Fees	--	1,500	--	3,000	68,891

Total Expenses	--	1,800	--	3,600	106,573

Other Income /(expense)
Interest expense	(156)	(138)	(312)	(275)	(1,520)
Total Other Income /(expense)	(156)	(138)	(312)	(275)	17,416

Net loss	$(156)	$(1,938)	$(312)	$(275)	$(89,157)

Basic and Diluted Loss Per Common Share	$(0)	$(0)	$(0)	$(0)

Weighted Average Shares Outstanding	8,505,000	8,505,000	8,505,000	8,505,000

Western Lucrative Enterprises, Inc.
(A Development Stage Enterprise)
Statements of Cash Flows
6 Months Ended December 31,			For the Period July 14, 2008 (Inception) to June 30, 2013
2013		2012
Cash flows from operating activities
Net income / (loss)	$(312)	$(3,875)	$(89,157)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of common stock in exchange for services	-	-	39,652
Non-cash interest - beneficial conversion feature	-	150	616
Changes in operating assets and liabilities:
Accounts payable	-	3,600	1,361
Accrued expense	-	-	4,000
Accrued interest	312	125	903
Net cash used in operating activities	-	-	(42,625)

Cash flows from investing activities	-	-	-

Cash flows from financing activities
Proceeds from related party loan	-	-	17,500
Proceeds from issuance of stock	-	-	28,125
Net cash provided by financing activities	-	-	45,625
Net change in cash	-	-	-
Cash at beginning of year	-	-	-
Cash at end of year	$-	$-	$-
Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock for professional and consulting services	$-	$-	$40,452
Issuance of convertible notes with beneficial conversion feature	$-	$-	$7,500
Supplemental cash flow information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

                                             See accompanying notes to financial statements

WESTERN LUCRATIVE ENTERPRISES, INC.

(A Development Stage Company)

Notes to Financial Statements

For the Three Months Ended June 30, 2013

and for the period of July 14, 2008 (inception) to June 30, 2013

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2013, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2012 audited financial statements. The results of operations for the periods ended June 30, 2013 and 2012 are not necessarily indicative of the operating results for the full years.

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

NOTE 3 – SHAREHOLDERS’ EQUITY

No addition common shares were issued for any reason during the three months ended June 30, 2013.

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

WESTERN LUCRATIVE ENTERPRISES, INC.

(A Development Stage Company)

Notes to Financial Statements

For the Three Months Ended June 30, 2013

and for the period of July 14, 2008 (inception) to June 30, 2013

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

Western Lucrative Enterprises, Inc. was incorporated on July 14, 2008. As of the date of this document, we have generated no revenues and substantial expenses. This resulted in a net loss of $89,157 since inception, which is attributable to general and administrative expenses. The losses incurred for the six month period to June 30, 2013 and the three month period to June 30, 2013 were $312 and $156 respectively. These losses can be attributed to accrued interest on Convertible Notes. There are no General & Administrative expenses being incurred other than audit fees. The sole officer provides all necessary administrative services free of charge.

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

In accordance with ASC 470-20, Debt with conversions and other options, as the conversion price of the share is a fixed price at $0.01 per diluted common shares, the beneficial conversion features or BCF of these Notes were calculated based on the intrinsic value.  The fair value of the shares at the issuance date, December 31, 2012 was $0.52 and the BCF is $0.51 per share.  As the total BCF is greater than the total proceed of the $7,500 convertible notes, in accordance with ASC 470-20, the BCF is limited to the total proceed of the convertible notes which is $7,500.  We recorded the total convertible value of the notes issued to the Company in the amount of $7,500 as a debt discount upon issuance, and amortized this debt discount as interest expense over the life of the note. We recorded interest expense in the amount of $156.25 for the period ended June 30, 2013 in connection with these Notes.

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

(b) Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-I5(f) and 15(d)-15(f) under the 1934 Act). Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

\

Our management has concluded that, as of June 30, 2013, our internal control over financial reporting was not effective based on these criteria. In its assessment of the effectiveness of internal control over financial reporting as of June 30, 2013, we determined that the following deficiencies constituted a material weakness, as described below.

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

Date: August 14, 2013

By: lsi Neville Pearson

Neville Pearson, President and Director

(Principal Executive Officer)

Date: May 15, 2013

By: lsi Neville Pearson

Neville Pearson, Chief Financial Officer

(Principal Financial and Accounting Officer)