Form 10-K/A
period 2012-12-31
WESTERN LUCRATIVE ENTERPRISES, INC.
filed 2014-02-11
CIK 1442101

                             UNITED STATES

    SECURITIES AND EXCHANGE COMMISSION

                                Washington, D.C. 20549

FORM 1O-K/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note:This Amendment No. 1 to the Annual Report on Form 10-K is being filed solely to correct the Report of Independent Registered Public Accounting Firm

3. Exhibits Incorporated by Reference or Filed with this Report.

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

Date: February 11, 2014

By: lsi Neville Pearson

Neville Pearson, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 11, 2014

By: lsi Neville Pearson

Neville Pearson, President and Director

(Principal Executive Officer)

Date: February 11, 2014

By: lsi Neville Pearson

Neville Pearson, Chief Financial Officer

(Principal Financial and Accounting Officer)

2

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

Western Lucrative Enterprises, Inc.

(A Development Stage Company)

We have audited the accompanying balance sheets of Western Lucrative Enterprises, Inc. (hereinafter the “Company”), as of December 31, 2012 and December 31, 2011, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years ended December 31, 2012, December 31, 2011, and the period from inception on July 14, 2008 to December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial positions of the Company as of December 31, 2012 and December 31, 2011, and the results of its operations and cash flows for the years ended December 31, 2012, December 31, 2011, and the period from inception on July 14, 2008 to December 31, 2012 are in conformity with U.S. generally accepted accounting principles.

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

3