Form 10-K
period 2013-12-31
WESTERN LUCRATIVE ENTERPRISES, INC.
filed 2014-09-25
CIK 1442101

                             UNITED STATES

    SECURITIES AND EXCHANGE COMMISSION

                                Washington, D.C. 20549

FORM 1O-K

     ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE

                          SECURITIES AND EXCHANGE ACT OF 1934

                                           For the fiscal year ended December 31, 2013

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

Registrant's telephone number, including area code: (702) 472-5066

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

For the year ended December 31, 2013, the issuer had no revenues.

As of December 31, 2013, there was no active trading market for the issuer's common stock, $.001 par value and therefore the value of shares held by affiliates cannot be ascertained.

The number of shares outstanding of the issuer's common stock, $.001 par value, as of December 31, 2013 was 8,505,000 shares.

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

Employees

As of December 31, 2013 we have no employees other than our sole officer and two directors. We anticipate that we will not hire any employees in the next twelve months, unless we generate significant revenues, raise capital, or make a complete change of course from our current business plan.

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

(c) Holders. As of December 31, 2013, there were 43 record holders of all of our issued and outstanding shares of Common Stock.

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

Western Lucrative Enterprises, Inc. was incorporated on July 14, 2008. As of the date of this document, we have generated no revenues and substantial expenses. This resulted in a net loss of $93,071 since inception, which is attributable to general and administrative expenses.

On August 17, 2010, Due to his impending retirement, Mr. Randall Baker resigned his position as the sole officer of the company and moved to a different State, although unable to participate in any day to day duties he remained as a director. Mr. Neville Pearson replaced Mr. Baker as the sole officer, and was also appointed a director. This information was previously reported on a Current Report on Form 8-K.

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

(ii) RESULTS OF OPERATIONS

The Company has earned no significant revenue or profits to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. The Company incurred a net loss of $625 for the year ended Dec. 31, 2013, as compared to a net profit of $11,882 for 2012. From the date of inception July 14, 2008, to Dec. 31, 2013 the Company lost a total of $93,071. Most labor and services have been compensated with issuances of stock and convertible notes payable.

Liquidity and Capital Resources

The Company has financed its expenses and costs thus far through financing and through the increase in its accounts payable, payments made by others for the company and by the settlement of the payable amounts with shares of common stock of the Company. As of December 31, 2013, the Company had a cash of $0 compared to cash of $0 as of December 31, 2012.

For the most recent fiscal year, 2013, the Company showed a loss in the amount of $625 and a profit of $11,882 for 2012. The loss in the current year arose entirely from the accrual of interest on the Notes Payable. The earlier years losses are a result of organizational expenses and expenses associated with setting up a Company structure in order to begin implementing its business plan. The Company anticipates that until these procedures are completed, it will not generate revenues, and may continue to operate at a loss thereafter, depending upon the performance of the business.

During the period from July 14, 2008 (date of inception) through Dec. 31, 2013), the Company has incurred an accumulated net loss of $93,071 and has not attained profitable operations. The Company is dependent upon obtaining adequate financing to enable it to pursue its business plan and manage its operations so that they are profitable.

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

Management has been successful in raising sufficient funds to cover the Company's compliance expenses including the cost of auditing and filing required documents for 2013.

The Company as a whole may continue to operate at a loss for an indeterminate period thereafter, depending upon the performance of its new businesses. In the process of carrying out its business plan, the Company will continue to identify new financial partners and investors. However, it may determine that it cannot raise sufficient capital to support its business on acceptable terms, or at all. Accordingly, there can be no assurance that any additional funds will be available on terms acceptable to the Company or at all. As of Dec. 31, 2013, the company was authorized to issue 750,000,000 shares of common stock.

Commitments. We do not have any commitments which are required to be disclosed in tabular form as of Dec. 31, 2013.

Off-Balance Sheet Arrangements

As of Dec. 31, 2013, we have no off-balance sheet arrangements such as guarantees, retained or contingent interest in assets transferred, obligation under a derivative instrument and obligation arising out of or a variable interest in an unconsolidated entity.

Subsequent Events

There were no reportable subsequent events from Dec. 31, 2013 through the date this report is filed.

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

(b) Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-I5(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

\

Our management has concluded that, as of December 31, 2013, our internal control over financial reporting was not effective based on these criteria. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2013, we determined that the following deficiencies constituted a material weakness, as described below.

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

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls. However, as the Company currently has no business operations of any kind, all "controls" would be theoretical at best. There is no chance of a material misstatement when all the Company does is pay audit fees.

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

ITEM 9B. OTHER INFORMATION

None.

                                                                                       PART III

ITEM 10.          DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth information concerning our officers and directors as of December 31, 2013:

                             Name                             Age                             Positions(s)                              Period of Service

                      Neville Pearson                     70                President, Chief Executive Officer    August 14, 2010 – to date

and Director

                       Randall Baker                      71                                 Director                                  Inception – to date

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of our Common Stock (collectively, the "Reporting Persons") to report their ownership of, and transactions in our Common Stock to the SEC. Copies of these reports are also required to be supplied to us. To our knowledge, during the fiscal year ended Dec. 31, 2013 the Reporting Persons complied with all applicable Section 16(a) reporting requirements.

Code of Ethics

We have not adopted a Code of Ethics given our limited operations. We expect that our Board of Directors following a merger or other acquisition transaction will adopt a Code of Ethics.

ITEM 11.          EXECUTIVE COMPENSATION.

Neither of our Directors, including the sole officer receives any compensation for their services rendered on our behalf. They did not receive any compensation during the years ended Dec. 31, 2013 and 2012. No officer or director is required to make any specific amount or percentage of his business time available to us.

Director Compensation

We do not currently pay any cash fees to our sole director, nor do we pay director's expenses in attending board meetings.

Employment Agreements

We are not a party to any employment agreements.

ITEM 12.            SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information as of December 31, 2013 regarding the number and percentage of our Common Stock (being our only voting securities) beneficially owned by each officer, director, each person (including any "group" as that term is used in Section 13(d)(3) of the Exchange Act) known by us to own 5% or more of our

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

                            10224 Regal Oaks Drive, Apt B

                                      Dallas, TX 75230

           Neville Pearson

                    125,000

              1.47%

1611 E. Racquet Club Road

      Palm Springs, CA 92262

All officers and directors as

     375,000

              4.41%

a group (2 persons)

 Unless otherwise indicated, we have been advised that all individuals or entities listed have the sole power to vote and dispose of the number of shares set forth opposite their names. For purposes of computing the number and percentage of shares beneficially owned by a security holder, any shares which such person has the right to acquire within 60 days of Dec. 31, 2013 are deemed to be outstanding, but those shares are not deemed to be outstanding for the purpose of computing the percentage ownership of any other security holder.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Yu Certified Public Accountant, P.C. 136-20 38th Avenue, Suite 10i, Flushing, NY 11354 is our independent registered public accounting firm replacing Sam Kan & Associates, 1151 Harbor Bay Parkway, Ste. 101, Alameda CA 94502, (510) 355-0492 who ceased to a PCAOB audit firm.

Audit Fees

The aggregate fees billed by Yu for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 1O-Q or services that are normally provided in connection with statutory and regulatory filings was $3,750 for the year ended December 31, 2013 and $3,750 for the re-certification of the fiscal year ended Dec. 31, 2012.

Audit-Related Fees

There were no fees billed by Yu for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements for the fiscal year ended Dec. 31, 2013.

Tax Fees

The aggregate fees billed by Yu for professional services for tax compliance, tax advice, and tax planning were $0 for the fiscal year ended December 31, 2013.

Pre-Approval Policy

We do not currently have a standing audit committee. The above services were approved by our Board of Directors.

PART IV

Item 15.                   Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Report:

o Report of independent Registered Public Accounting Firm (Yu Certified Public Accountant, P.C.-2013 and 2012)

o Balance Sheets at Dec. 31, 2013 and 2012

o Statements of Operations for the years ended Dec. 31, 2013 and 2012 and for the cumulative period from July 14,

   2008 (Date of Inception) to Dec. 31, 2013.

o Statements of Changes in Shareholders' Deficiency for the period from July 14,2008 (Date of Inception) to Dec. 31,

   2013.

o Statements of Cash Flows for the years ended Dec. 31, 2013 and 2012, and for the cumulative period from July

   14, 2008 (Date of Inception) to Dec. 31, 2013.

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

Date: September 25, 2014

By: lsi Neville Pearson

Neville Pearson, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: September 25, 2014

By: lsi Neville Pearson

Neville Pearson, President and Director

(Principal Executive Officer)

Date: September 25, 2014

By: lsi Neville Pearson

Neville Pearson, Chief Financial Officer

(Principal Financial and Accounting Officer)

Yu Certified Public Accountant, P.C.

Professionalism, Expertise, Integrity

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the

Board of Directors and Shareholders of

Western Lucrative Enterprise, Inc.

We have audited the accompanying consolidated balance sheets of Western Lucrative Enterprise Inc. (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (Untied States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Western Lucrative Enterprise Inc. as of December 31, 2013 and 2012, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Yu Certified Public Accountant, P.C.

New York, New York

September 25, 2014

Certified Public Accountants

136-20 38TH AVENUE, Suite 10i (F), Flushing NY 11354

Tel: 347-618-9237, 718-813-2130

Email: Info@ywlcpa.com

                         WESTERN LUCRATIVE ENTERPRISES, INC.

                                                          (A Development Stage Company)

   Financial Statements

December 31, 2013 and 2012

 WESTERN LUCRATIVE ENTERPRISES, INC.

(A Development Stage Company)

Financial Statements

December 31, 2013 and 2012

                                                                                                                                                             Page(s)

Report of Independent Registered Public Accounting Firm                                                                                                              15

Balance Sheets As of December 31, 2013 and 2012                                                                                                                         18

Statements of Operations For the Years Ended December 31, 2013 and 2012, and the Period from the

Inception on July 14, 2008 to December 31, 2013                                                                                                                           19

Statement of Changes in Stockholders' (Deficit) Equity for the Period from the Inception on July 14, 2008

to December 31, 2013                                                                                                                                                                      20

Statements of Cash Flows For the Years Ended December 31, 2013 and 2012, and the Period from the

Inception on July 14, 2008 to December 31, 2013                                                                                                                          21

Notes to the Financial Statements                                                                                                                                                22-31

Western Lucrative Enterprises, Inc.
(A Development Stage Enterprise)
Balance Sheets

	December 31,	December 31
	2013	2012
ASSETS

Current Assets
Cash	$--	$--
Total Current Assets	--	--
Total Assets	$--	$--

LIABILTITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Current Liabilities
Accounts Payable	$4,961	$1,361
Accrued Expense	4,000	4,000
Accrued Interest	1,216	591
Related Party Loan (current portion)	17,500	7,500
Loan Discount - Beneficial conversion feature	(7,500)	(7,500)
Total Current Liabilities	10,177	5,952

Related Party Loan	0	10,000

Total Long Term Liabilities	10,000	10,000

Total Liabilities	20,177	15,952

Stockholders' Deficit
Common stock, $0.001 par value;
75,000,000 shares authorized,
8,505,000 shares issued and outstanding
as of December 31, 2013 and 2012,
respectively	8,505	8,505
Additional paid in capital	74,389	64,389

Deficit accumulated during the development stage	(93,071)	(88,846)

Total Stockholders' Deficit	(20,177)	(15,952)

Total Liabilities and Stockholders' (Deficit) Equity	$--	$--

See Accompanying Notes to Financial Statements

Western Lucrative Enterprises, Inc.
(A Development Stage Enterprise)
Statements of Operations

			For the Period
			7/14/2008
	Years Ended December 31,		(Inception) to
	2013	2012	12/31/2013

Net Revenue	$--	$--	$--

Expenses
General and Administrative	--	600	37,682
Professional fees	3,600	6,000	72,492
Total Expenses	--	6,600	110,174

Other Income/(expense)
Other Income	--	18,936	18,936
Interest Expense	(625)	(454)	(1,833)
Total other income/(expense)	(625)	18,482	17,103

Net Income /(Loss)	$(4,225)	$11,882	$(93,071)

Basic and Diluted Loss per common share	$0.00	$0.00

Weighted average common shares outstanding:
Basic	8,505,000	8,505,000
Diluted	9,595,200	8,845,200

See Accompanying Notes to Financial Statements

Western Lucrative Enterprises, Inc.
(A Development Stage Enterprise)
Statement of Changes in Stockholders' (Deficit) Equity

		Common Stock		Additional	Accumulated
	Shares		Amount	Paid in Capital	Deficit	Total

Beginning, July 14, 2008
(Inception)	--		$--	$--	$--	$--

Common Stock issued for cash	2,000,000		2,000	2,825	--	4,825
Common Stock issued for services	250,000		250	--	--	250
Net Loss, period ended
December 31, 2008	--		--	--	(5,075)	(5,075)
Balance, December 31, 2008	2,250,000		2,250	2,825	(5,075)	--

Common Stock issued for cash	2,005,000		2,005	18,045	--	20,050
Net Loss, Year Ended
December 31, 2009	--		--	--	(20,295)	(20,295)
Balance, December 31, 2009	4,255,000		4,250	20,870	(25,370)	(245)

Common Stock issued for services	4,250,000		4,250	35,402	--	39,652
Beneficial conversion feature	--		--	617	--	617
Net loss, year ended
December 31, 2010	--		--	--	(49,861)	(49,861)
Balance, December 31, 2010	8,505,000		8,505	56,889	(75,231)	(9,837)

Common stock issued for services	--		--	--	--	--
Beneficial conversion feature	--		--	--	--	--
Net loss, year ended
December 31, 2011	--		--	--	(25,497)	(25,497)
Balance, December 31, 2011	8,505,000		8,505	56,889	(100,728)	(35,334)

Common stock issued for services	--		--	--	--	--
Beneficial conversion feature	--		--	7,500	--	7,500
Net Income, year ended
December 31, 2012	--		--	--	11,882	11,882
Balance, December 31, 2012	8,505,000		8,505	64,389	(88,846)	(15,952)

Beneficial conversion feature	--		--	--	--	--
Net Income, year ended
December 31, 2013	--		--	--	(4,225)	(4,225)
Balance, December 31, 2013	$8,505,000		$8,505	$64,389	$(93,071)	$(20,177)

See Accompanying Notes to Financial Statements

Western Lucrative Enterprises, Inc.
(A Development Stage Enterprise)
Statement of Cash Flows

				For the Period
				7/14/2008
	Years Ended December 31,			(Inception) to
	2013		2012	12/31/2013

Cash flows from operating activities
Net Income /(loss)	$(4,225)		$11,882	$(89,471)
Adjustments to reconcile net loss to
net cash used in operating activities:
Issuance of common stock in
exchange for services	--		--	39,652
Non-cash interest - beneficial
conversion feature	--		204	616
Changes in operating assets and liabilities:
Accounts payable	3,600		(23,386)	1,961
Accrued expense		--	4,000	4,000
Accrued interest	625		250	1,217

Net cash used in operating activities	--		(7,500)	(45,625)

Cash flows from investing activities	--		--	--

Cash flows from financing activities
Proceeds from related party loan	--		7,500	17,500
Proceeds from issuance of stock	--		--	28,125
Net cash provided by financing activities	--		7,500	45,625

Net change in cash	--		--	--
Cash at beginning of year	--		--	--
Cash at end of year	$--		$--	$--

Supplemental disclosure of non-cash
investing and financing activities:

Issuance of commons tock for professional
and consulting services	$--		$--	$40,452
Issuance of convertible notes with
beneficial conversion feature	$--		$7,500	$7,500

Supplemental cash flow information:
Cash paid for interest	$--		$--	$--
Cash paid for income taxes	$--		$--	$--

See accompanying Notes to Financial Statements

WESTERN LUCRATIVE ENTERPRISES, INC.

(A Development Stage Company)

Notes to Financial Statements

December 31, 2013 and 2012

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

Concentration of Risk

The Company at times may maintain a cash balance in excess of insured limits. However, as of December 31, 2013, the Company has no cash in excess of insured limits.

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

December 31, 2013 and 2012

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

Accounts Payable and Accrued expense

The Company has accounts payable and accrued expenses in the amount of $8,961, and $5,361 as of December 31, 2013, and 2012 respectively.

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

December 31, 2013 and 2012

___________________________________________________________________________________________________________

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Advertising

Advertising expenses related to specific jobs are allocated and classified as costs of goods sold. Advertising expenses not related to specific jobs are recorded as general and administrative expenses. No advertising expense was incurred for the years ended December 31, 2013 and 2012.

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

The Company has authorized seven hundred and fifty million (750,000,000) shares of common stock with a par value of $.001. As of December 31, 2013 and 2012, there are 8,505,000 shares of common stock issued and outstanding.

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

December 31, 2013 and 2012

__________________________________________________________________________________________________________

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The carrying value of financial assets and liabilities recorded at fair value is measured on a recurring or nonrecurring basis. Financial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs. The

Company had no financial assets or liabilities carried and measured on a nonrecurring basis during the reporting periods. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared. The Company does not have financial assets as an investment carried at fair value on a recurring basis as of December 31, 2013.

The availability of inputs observable in the market varies from instrument to instrument and depends on a variety of factors including the type of instrument, whether the instrument is actively traded, and other characteristics particular to the transaction. For many financial instruments, pricing inputs are readily observable in the market, the valuation methodology used is widely accepted by market participants, and the valuation does not require significant management discretion. For other financial instruments, pricing inputs are less observable in the market and may require management judgment. As of December 31, 2013, the Company has assets and liabilities in cash, various receivables, property and equipments, and various payables. Management believes that they are being presented at their fair market value.

Basic and Diluted Loss per Common Share

Net loss per share is calculated in accordance with SFAS No. 128, "Earnings per Share." The weighted-average number of common shares outstanding during each period is used to compute basic loss per share. Diluted loss per share is computed using the weighted average number of shares and dilutive potential common shares outstanding. Dilutive potential common shares are additional common shares assumed to be exercised. We do not calculate loss per diluted shares to prevent understating the actual loss per share

Basic net loss per common share is based on the weighted-average number of share of common stock outstanding since inception. As of December 31, 2013 and since inception, the Company had 8,505,000 common shares outstanding and 9,595,200 dilutive potential common shares.

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

December 31, 2013 and 2012

_____________________________________________________________________________________________________

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

effects on common stock as there was no warrant or option issued. Basic and diluted earnings per share are the same as there was no dilutive effect of outstanding stock options for the period ended December 31, 2013. The following is a reconciliation of basic and diluted earnings per share for 2012:

Period Ended December 31, 2013
Numerator:
Net income (loss) available to common shareholders	$(4,225)
Denominator:
Weighted average shares – basic	8,505,000
Weighted average shares – diluted 9,595,200

Net income (loss) per share – basic and diluted	$0.00

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

Recently Issued Accounting Pronouncements

In May 2012, the FASB issued ASU 2012-4, “Fair Value Measurement (Topic 820), Amendments to Achieve Common Fair valye Measurement and Disclosure Requirements in US GAAP and IFRS”. The amendment results in a consistent definition of fair value and ensures the fair value measurement and disclosure requirements are similar between GAAP and International Financial Reporting Standards (“IFRS”). This amendment changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements.

This amendment will be effective for the Company on January 1, 2012. The adoption did not have a material effect on our consolidated financial position or results of operations.

In December 2012, the FASB issued ASU 2012-11, “Balance Sheet (Topic 210), Disclosures about Offsetting Assets and Liabilities “The guidance in this update requires us to disclose information about offsetting and related arrangements to enable users of our financial statements to understand the effect of those arrangements on our financial position. The pronouncement is effective for fiscal years and interim periods beginning on or after January 1, 2013 with retrospective application for all comparative periods presented. Our adoption of the new standard is not expected to have a material effect on our consolidated financial position or results of operations.

WESTERN LUCRATIVE ENTERPRISES, INC.

(A Development Stage Company)

Notes to Financial Statements

December 31, 2013 and 2012

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

Historically, as the Company has no business revenues, it has mostly relied upon funds contributed by shareholders and associated companies to finance its overheads and research. Management may raise additional capital by retaining net earnings or through future public or private offerings of the Company’s stock or through loans from private investors, although there can be no assurance that it will be able to obtain such financing. The Company’s failure to do so could have a material and adverse affect upon it and its shareholders.

NOTE C – NOTES PAYABLE & DEBT DISCOUNTS

On December 31, 2013, the Company issued two new Convertible Notes in the amounts of $6,000 and $1,500 to Magellan Capital Partners, Inc. and Savile Town Investments, Inc respectively.

The chart below summarizes the term of the Notes Payable & Debt Discounts of the Company as of December 31, 2013. The Company is currently in good standing of its promissory notes to Millenium Group, Inc. (“Millenium”), a California corporation, Magellan Capital Partners (“Magellan”) and Savile Town Investments, Inc. (“Savile Town”).

WESTERN LUCRATIVE ENTERPRISES, INC.

(A Development Stage Company)

Notes to Financial Statements

December 31, 2013 and 2012

___________________________________________________________________________________________________________

Terms	Amount

Notes Payable to Related Party (Millenium): Effective as of August 20, 2010; principal of $10,000 at 2.5% APR; convertible into 4% of fully diluted common shares; due on August 20, 2014, net of unamortized discount related to the debt accretion of $0.

Notes Payable to Related Party (Magellan): Effective as of December 31, 2013; principal of $6,000 at 5.0% APR; convertible into 600,000 fully diluted common shares; due on December 31, 2013, net of unamortized discount related to the debt accretion of $0.

Notes Payable to Related Party (Savile Town): Effective as of December 31, 2013; principal of $1,500 at 5.0% APR; convertible into 150,000 fully diluted common shares; due on December 31, 2013, net of unamortized discount related to the debt accretion of $0.

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

In accordance with ASC 470-20, Debt with conversion and other options, as the conversion price of the share is a fixed price at $0.01 per diluted common shares, the beneficial conversion feature or BCF of Notes were calculated based on the intrinsic value. The fair value of the shares at the issuance date, December 31, 2012 was $0.52 and the BCF is $0.51 per share. As the total BCF is greater than the total proceeds of the $7,500 convertible notes, in accordance with ASC 470-20 the BCF is limited to the total proceeds of the convertible notes which is $7,500. We recorded the total convertible value of the notes issued to the Company in the amount of $7,500 as a debt discount upon issuance, and amortized this debt discount as interest expense over the life of the note. We recorded interest expense in the amount of $625 for the year ended December 2013 in connection with these Notes.

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

On August 20, 2012, this note was renewed and the mature date is extended to August 20, 2014. No beneficial conversion feature occurs with this note renewal since the beneficial conversion feature had been recognized, and had been completely amortized. As of December 31, 2013, there is $1,216 accrued interest which is due on the mature date of note.

WESTERN LUCRATIVE ENTERPRISES, INC.

(A Development Stage Company)

Notes to Financial Statements

December 31, 2013 and 2012

___________________________________________________________________________________________________________

NOTE C – NOTES PAYABLE & DEBT DISCOUNTS (CONTINUED)

As of December 31, 2013, the carrying values of our short-term and long-term notes payable are as follows:

	Effective Interest Rate	Principal	Discount	December 31, 2013
Current notes payable
Magallen Group Inc.	5.00%	6,000	6,000	-
Savile Town Investments, Inc.	5.00%	1,500	1,500	-
Total short-term notes payable		$7,500	$7,500	$-
Long-term notes payable
Millenium Group Inc.	2.50%	10,000	-	10,000
Total long-term notes payable		$10,000	$-	$10,000

Total short-term and long-term notes payable		$17,500	$7,500	$10,000

As of December 31, 2013, the future principal payments of the above convertibles notes are as follows:

2013	7,500
2014	10,000
Total	$17,500

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

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the periods ended December 31, 2013 or 2012, applicable under ACS 740.  As a result of the adoption of ACS 740, we did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of accumulated deficit on the balance sheet.

WESTERN LUCRATIVE ENTERPRISES, INC.

(A Development Stage Company)

Notes to Financial Statements

December 31, 2013 and 2012

___________________________________________________________________________________________________________

NOTE D – INCOME TAX (CONTINUED)

The component of the Company’s deferred tax asset as of December 31, 2013 and 2012 is as follows:

2013

2012

Net operating loss carry forward

93,071

88,846

Valuation allowance

(93,071)

(88,846)

Net deferred tax asset

$

--

$

--

The Company did not pay any income taxes during the periods ended December 31, 2013 or 2012.

The net federal operating loss carry forward will expire in 2032.  This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

NOTE E – COMMON STOCK

The Company's articles of incorporation provide for the authorization of seventy-five million (750,000,000) shares of common stock with par values of $0.001. Common stock holders have all the rights and obligations that normally pertain to stockholders of Iowa corporations.  As of December 31, 2013, the Company had 8,505,000 shares of common stock issued and outstanding.

NOTE F – OTHER INCOME

There was no other income during the year ended December 31, 2013.   For the year ended December 31, 2012, other income of $18,936 was generated from the write off of a liability to Whitehall Montague Partners, LLC which had ceased to exist.

NOTE G – RELATED PARTY TRANSACTIONS

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

December 31, 2013 and 2012

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

NOTE I – SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after December 31, 2013 through the date of this filing in accordance with FASB ASC 855 “Subsequent Events”. The Company determined that it does not have any additional subsequent event requiring recording or disclosure.