Form 10-Q
period 2014-03-31
WESTERN LUCRATIVE ENTERPRISES, INC.
filed 2014-12-02
CIK 1442101

                             UNITED STATES

    SECURITIES AND EXCHANGE COMMISSION

                                Washington, D.C. 20549

FORM 1O-Q

     QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE

                          SECURITIES AND EXCHANGE ACT OF 1934

                                        For the three month period ended March 31, 2014

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

Registrant's telephone number, including area code: (760) 844-0802

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

As of March 31, 2014, there was no active trading market for the issuer's common stock, $.001 par value and therefore the value of shares held by affiliates cannot be ascertained.

The number of shares outstanding of the issuer's common stock, $.001 par value, as of September 30, 2013 was 8,505,000 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Western Lucrative Enterprises, Inc.

Form 10-Q Quarterly Report

Table of Contents

PART I – FINANCIAL INFORMATION

Item 1.       Financial Statements                                                                                                                                                   4

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations                               19                                 18

Item 3.       Quantitative and Qualitative Disclosures about Market Risk                                                                                 20                          19

Item 4.       Controls and Procedures                                                                                                                                           20

PART II – OTHER INFORMATION

Item 1.      Legal Proceedings                                                                                                                                                       20

Item 1A.   Risk Factors                                                                                                                                                                20

Item 2.      Selected Financial Data                                                                                                                                              21

Item 3       Defaults Upon Senior Securities                                                                                     .                                           20

Item 4.      Removed and Reserved                                                                                                                                              20

Item 5.      Other Information                                                                                                                                                       20

Item 6.      Exhibits                                                                                                                                                                       20

PART 1

ITEM 1.         FINANCIAL STATEMENTS

Financial Statements for the 3 month period ended September 30, 2013 have been prepared by the Management Group of Western Lucrative Enterprises, Inc.

                               WESTERN LUCRATIVE ENTERPRISES, INC.

                                                                   (A Development Stage Company)

   Financial Statements

For the Period ended March 31, 2014, and the Period of July 14, 2008 (Inception) to March 31, 2014.

WESTERN LUCRATIVE ENTERPRISES, INC.

(A Development Stage Company)

Financial Statements

March 31, 2014 and 2013

                                                                                                                                                             Page(s)

Balance Sheets As of March 31, 2014 and December 31, 2013                                                                                                        6

Statements of Operations For the 3 Months Ended March 31, 2014 and 2013, and the Period from the

Inception on July 14, 2008 to March 31, 2014                                                                                                                                   7

Statements of Cash Flows For the 3 Months Ended March 31, 2014 and 2013, and the Period from the

Inception on July 14, 2008 to March 31, 2014                                                                                                                                   8

Notes to the Financial Statements                                                                                                                                                9 -18

Western Lucrative Enterprises, Inc.
(A Development Stage Enterprise)
Balance Sheets

March 31 December 31
2014	2013
ASSETS
Current assets
Cash	$-	$-
Total current assets	-	-
Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Current liabilities
Accounts payable	$4,961	$4,961
Accrued expense	4,000	4,000
Accrued interest	1,371	1 216
Related party loan (current portion)	7,500	7,500
Loan Discount - Beneficial conversion feature	(7,500)	(7,500)
Total current liabilities	10,332	10,177
Long term liabilities
Related party loan	-	-
Total long term liabilities	10,000	10,000

Total liabilities	20,332	20,177

Stockholders' Deficit
Common stock, $0.001 par value; 750,000,000 shares authorized, 8,505,000 shares issued and outstanding as of March 31, 2014 and 2013, respectively.	8,505	8,505
Additional paid in capital	64,389	64,389
Deficit accumulated during the development stage	(93,226)	(93,071)
Total stockholders' Deficit	(20,332)	(20,177)

Total liabilities and stockholders' (deficit) equity	$-	$-
See accompanying notes to financial statements 5 Western Lucrative Enterprises, Inc.
(A Development Stage Enterprise)
Statement of Operations

Three Months Ended March 31,	For the Period July 14, 2008 (Inception) to March 31, 2014
2014	2013

Net Revenue	$-	$-	$-

Expenses
General and administrative	-	-	37,682
Professional fees	-	-	72,492
Total expenses	-	-	110,174

Other income / (expense)
Other income	-	-	18,936
Interest expense	(156)	(156)	(1,989)
Total other income / (expense)	(156)	(156)	16,947

Net Loss	$(156)	$(156)	$(93,227)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted average common shares outstanding:
Basic	8,505,000	8,505,000

Diluted	9,595,200	9,595,200

See accompanying notes to financial statements

6 Western Lucrative Enterprises, Inc. (A Development Stage Enterprise) Statements of Cash Flows
3 Months Ended March 31,			For the Period July 14, 2008 (Inception) to March 31, 2014
2014		2013
Cash flows from operating activities
Net Loss	$(156)	$(156)	$(93,227)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of common stock in exchange for services	-	-	39,652
Non-cash interest - beneficial conversion feature	-	-	616
Changes in operating assets and liabilities:
Accounts payable	-	-	1,961
Accrued expense	-	-	4,000
Accrued interest	156	156	1,373
Net cash used in operating activities	-	-	(45,625)

Cash flows from investing activities	-	-	-

Cash flows from financing activities
Proceeds from related party loan	-	-	17,500
Proceeds from issuance of stock	-	-	28,125
Net cash provided by financing activities	-	-	45,625

Net change in cash	-	-	-
Cash at beginning of year	-	-	-
Cash at end of year	$-	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock for professional and consulting services	$-	$-	$40,452
Issuance of convertible notes with beneficial conversion feature	$-	$-	$7,500
Supplemental cash flow information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See accompanying notes to financial statements

WESTERN LUCRATIVE ENTERPRISES, INC.

(A Development Stage Company)

Notes to Financial Statements

For the Three Months ended March 31, 2014 and 2013

and for the Period from July 14, 2008 (Inception) to March 31, 2014

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

Concentration of Risk

The Company at times may maintain a cash balance in excess of insured limits. However, as of March 31, 2014, the Company has no cash in excess of insured limits.

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

WESTERN LUCRATIVE ENTERPRISES, INC.

(A Development Stage Company)

Notes to Financial Statements

For the Three Months ended March 31, 2014 and 2013

and for the Period from July 14, 2008 (Inception) to March 31, 2014

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

Accounts Payable and Accrued expense

The Company has accounts payable and accrued expenses in the amount of $8,961, and $5,361 as of March 31, 2014, and 2013 respectively.

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

WESTERN LUCRATIVE ENTERPRISES, INC.

(A Development Stage Company)

Notes to Financial Statements

For the Three Months ended March 31, 2014 and 2013

and for the Period from July 14, 2008 (Inception) to March 31, 2014

__________________________________________________________________________________________________________

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Advertising

Advertising expenses related to specific jobs are allocated and classified as costs of goods sold. Advertising expenses not related to specific jobs are recorded as general and administrative expenses. No advertising expense was incurred for the 3 Months ended March 31, 2014 and 2013.

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

The Company has authorized seven hundred and fifty million (750,000,000) shares of common stock with a par value of $.001. As of March 31, 2014 and December 31, 2013.

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

WESTERN LUCRATIVE ENTERPRISES, INC.

(A Development Stage Company)

Notes to Financial Statements

For the Three Months ended March 31, 2014 and 2013

and for the Period from July 14, 2008 (Inception) to March 31, 2014

__________________________________________________________________________________________________________

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The carrying value of financial assets and liabilities recorded at fair value is measured on a recurring or nonrecurring basis. Financial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs. The

Company had no financial assets or liabilities carried and measured on a nonrecurring basis during the reporting periods. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared. The Company does not have financial assets as an investment carried at fair value on a recurring basis as of March 31, 2014.

The availability of inputs observable in the market varies from instrument to instrument and depends on a variety of factors including the type of instrument, whether the instrument is actively traded, and other characteristics particular to the transaction. For many financial instruments, pricing inputs are readily observable in the market, the valuation methodology used is widely accepted by market participants, and the valuation does not require significant management discretion. For other financial instruments, pricing inputs are less observable in the market and may require management judgment. As of March 31, 2014, the Company has assets and liabilities in cash, various receivables, property and equipments, and various payables. Management believes that they are being presented at their fair market value.

Basic and Diluted Loss per Common Share

Net loss per share is calculated in accordance with SFAS No. 128, "Earnings per Share." The weighted-average number of common shares outstanding during each period is used to compute basic loss per share. Diluted loss per share is computed using the weighted average number of shares and dilutive potential common shares outstanding. Dilutive potential common shares are additional common shares assumed to be exercised. We do not calculate loss per diluted shares to prevent understating the actual loss per share

Basic net loss per common share is based on the weighted-average number of share of common stock outstanding since inception. As of March 31, 2014 and since inception, the Company had 8,505,000 common shares outstanding and 9,595,200 dilutive potential common shares.

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

WESTERN LUCRATIVE ENTERPRISES, INC.

(A Development Stage Company)

Notes to Financial Statements

For the Three Months ended March 31, 2014 and 2013

and for the Period from July 14, 2008 (Inception) to March 31, 2014

_____________________________________________________________________________________________________

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

effects on common stock as there was no warrant or option issued. Basic and diluted earnings per share are the same as there was no dilutive effect of outstanding stock options for the period ended March 31, 2014. The following is a reconciliation of basic and diluted earnings per share for the 3 Months ended March 31, 2014:

Period Ended March 31, 2014
Numerator:
Net Loss available to common shareholders	$(156)
Denominator:
Weighted average shares – basic	8,505,000
Weighted average shares – diluted 9,595,200

Net income (loss) per share – basic and diluted	$0.00

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

Recently Issued Accounting Pronouncements

In April 2014, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” This ASU changes the threshold for reporting discontinued operations and adds new disclosures. The new guidance defines a discontinued operation as a disposal that “represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results.” The standard is required to be adopted by public business entities in annual periods beginning on or after December 15, 2014, and interim periods within those annual periods. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”. This ASU supercedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) 605-Revenue Recognition and most industry-specific guidance throughout the Codification. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application. For a public entity, the amendments in this ASU are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. For all other entities (nonpublic entities), the amendments in this ASU are effective for annual reporting periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. A nonpublic entity may elect to apply this guidance earlier, however, only as prescribed in this ASU. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

WESTERN LUCRATIVE ENTERPRISES, INC.

(A Development Stage Company)

Notes to Financial Statements

For the Three Months ended March 31, 2014 and 2013

and for the Period from July 14, 2008 (Inception) to March 31, 2014

___________________________________________________________________________________________________________

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

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

The chart below summarizes the term of the Notes Payable & Debt Discounts of the Company as of March 31, 2014. The Company is currently in good standing of its promissory notes to Millenium Group, Inc. (“Millenium”), a California corporation, Magellan Capital Partners (“Magellan”) and Savile Town Investments, Inc. (“Savile Town”).

WESTERN LUCRATIVE ENTERPRISES, INC.

(A Development Stage Company)

Notes to Financial Statements

For the Three Months ended March 31, 2014 and 2013

and for the Period from July 14, 2008 (Inception) to March 31, 2014

___________________________________________________________________________________________________________

Terms	Amount

Notes Payable to Related Party (Millenium): Effective as of August 20, 2010; principal of $10,000 at 2.5% APR; convertible into 4% of fully diluted common shares; due on August 20, 2015, net of unamortized discount related to the debt accretion of $0.

Notes Payable to Related Party (Magellan): Effective as of December 31, 2013; principal of $6,000 at 5.0% APR; convertible into 600,000 fully diluted common shares; due on December 31, 2013, net of unamortized discount related to the debt accretion of $0.

Notes Payable to Related Party (Savile Town): Effective as of December 31, 2013; principal of $1,500 at 5.0% APR; convertible into 150,000 fully diluted common shares; due on December 31, 2014, net of unamortized discount related to the debt accretion of $0.

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

In accordance with ASC 470-20, Debt with conversion and other options, as the conversion price of the share is a fixed price at $0.01 per diluted common shares, the beneficial conversion feature or BCF of Notes were calculated based on the intrinsic value. The fair value of the shares at the issuance date, December 31, 2012 was $0.52 and the BCF is $0.51 per share. As the total BCF is greater than the total proceeds of the $7,500 convertible notes, in accordance with ASC 470-20 the BCF is limited to the total proceeds of the convertible notes which is $7,500. We recorded the total convertible value of the notes issued to the Company in the amount of $7,500 as a debt discount upon issuance, and amortized this debt discount as interest expense over the life of the note. We recorded interest expense in the amount of $156 for the 3 Months ended March 31, 2014 in connection with these Notes.

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

On August 20, 2014, this note was renewed and the maturity date was extended to August 20, 2015. No beneficial conversion feature occurs with this note renewal since the beneficial conversion feature had been recognized, and had been completely amortized. As of March 31, 2014, there is $1,372 accrued interest which is due on the mature date of note.

WESTERN LUCRATIVE ENTERPRISES, INC.

(A Development Stage Company)

Notes to Financial Statements

For the Three Months ended March 31, 2014 and 2013

and for the Period from July 14, 2008 (Inception) to March 31, 2014

___________________________________________________________________________________________________________

NOTE C – NOTES PAYABLE & DEBT DISCOUNTS (CONTINUED)

As of March 31, 2014, the carrying values of our short-term and long-term notes payable are as follows:

	Effective Interest Rate	Principal	Discount	March 31, 2014
Current notes payable
Magallen Group Inc.	5.00%	6,000	6,000	-
Savile Town Investments, Inc.	5.00%	1,500	1,500	-
Total short-term notes payable		$7,500	$7,500	$-
Long-term notes payable
Millenium Group Inc.	2.50%	10,000	-	10,000
Total long-term notes payable		$10,000	$-	$10,000

Total short-term and long-term notes payable		$17,500	$7,500	$10,000

As of March 31, 2014, the future principal payments of the above convertibles notes are as follows:

2014	7,500
2015	10,000
Total	$17,500

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

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the periods ended March 31, 2014 or 2013, applicable under ACS 740.  As a result of the adoption of ACS 740, we did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of accumulated deficit on the balance sheet.

WESTERN LUCRATIVE ENTERPRISES, INC.

(A Development Stage Company)

Notes to Financial Statements

For the Three Months ended March 31, 2014 and 2013

and for the Period from July 14, 2008 (Inception) to March 31, 2014

___________________________________________________________________________________________________________

NOTE D – INCOME TAX (CONTINUED)

The component of the Company’s deferred tax asset as of March 31, 2014 and 2013 is as follows:

	2014	2013
Net operating loss carry forward	93,071	88,846
Valuation allowance	(93,071)	(88,846)
Net deferred tax asset	$ -	$ -

The Company did not pay any income taxes during the periods ended March 31, 2014 or 2013.

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

NOTE F – OTHER INCOME

There was no other income during the 3 Months ended March 31, 2014.

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

WESTERN LUCRATIVE ENTERPRISES, INC.

(A Development Stage Company)

Notes to Financial Statements

For the Three Months ended March 31, 2014 and 2013

and for the Period from July 14, 2008 (Inception) to March 31, 2014

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

NOTE I – SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after March 31, 2014 through the date of this filing in accordance with FASB ASC 855 “Subsequent Events”. The Company determined that it does not have any additional subsequent event requiring recording or disclosure.

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

Western Lucrative Enterprises, Inc. was incorporated on July 14, 2008. As of the date of this document, we have generated no revenues and substantial expenses. This resulted in a net loss of $93,227 since inception, which is attributable to general and administrative expenses. The losses incurred for the three month period to March 31, 2014 and the three month period to March 31, 2013 were $156 and $156 respectively. These losses can be attributed to accrued interest on Convertible Notes. There are no General & Administrative expenses being incurred other than audit fees. The sole officer provides all necessary administrative services free of charge.

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

Convertible Notes to Magellan Capital Partner, Inc. and Savile Town Investments, Inc.  During the Year Ended December 31, 2012, the Company received service through issuing a total of $7,500 convertible notes to Magellan Capital Partners Inc. and Savile Town Investments, Inc. In exchanging for the $7,500 notes, the two lenders would have option to receive a total of 750,000 common shares by fully converting these shares at $0.01 per diluted common shares.

In accordance with ASC 470-20, Debt with conversions and other options, as the conversion price of the share is a fixed price at $0.01 per diluted common shares, the beneficial conversion features or BCF of these Notes were calculated based on the intrinsic value.  The fair value of the shares at the issuance date, December 31, 2012 was $0.52 and the BCF is $0.51 per share.  As the total BCF is greater than the total proceed of the $7,500 convertible notes, in accordance with ASC 470-20, the BCF is limited to the total proceed of the convertible notes which is $7,500.  We recorded the total convertible value of the notes issued to the Company in the amount of $7,500 as a debt discount upon issuance, and amortized this debt discount as interest expense over the life of the note. We recorded interest expense in the amount of $156 for the three months ended March 31, 2014 in connection with these Notes.

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

(b) Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-I5(f) and 15(d)-15(f) under the 1934 Act). Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

\

Our management has concluded that, as of March 31, 2014, our internal control over financial reporting was not effective based on these criteria. In its assessment of the effectiveness of internal control over financial reporting as of March 31, 2014, we determined that the following deficiencies constituted a material weakness, as described below.

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

                                                                                      PART II

ITEM 1.                               LEGAL PROCEEDINGS

None.

ITEM 1A.                            RISK FACTORS

There are no material changes in the risk factors set forth in Part 1, Item 1A of the Company’s 10K dated December 31, 2013.

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

Date: November 15, 2014

By: lsi Neville Pearson

Neville Pearson, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: December 2, 2014

By: lsi Neville Pearson

Neville Pearson, President and Director

(Principal Executive Officer)

Date: December 2, 2014

By: lsi Neville Pearson

Neville Pearson, Chief Financial Officer

(Principal Financial and Accounting Officer)