Form 10-Q
period 2014-06-30
WESTERN LUCRATIVE ENTERPRISES, INC.
filed 2014-12-04
CIK 1442101

                             UNITED STATES

    SECURITIES AND EXCHANGE COMMISSION

                                Washington, D.C. 20549

FORM 1O-Q

     QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE

                          SECURITIES AND EXCHANGE ACT OF 1934

                                        For the six month period ended June 30, 2014

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

As of June 30, 2014, there was no active trading market for the issuer's common stock, $.001 par value and therefore the value of shares held by affiliates cannot be ascertained.

The number of shares outstanding of the issuer's common stock, $.001 par value, as of September 30, 2013 was 8,505,000 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Western Lucrative Enterprises, Inc.

Form 10-Q Quarterly Report

Table of Contents

PART I – FINANCIAL INFORMATION

Item 1.       Financial Statements                                                                                                                                                   4

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations                                   19

Item 3.       Quantitative and Qualitative Disclosures about Market Risk                                                                                   20

Item 4.       Controls and Procedures                                                                                                                                           20

PART II – OTHER INFORMATION

Item 1.      Legal Proceedings                                                                                                                                                       21

Item 1A.   Risk Factors                                                                                                                                                                 21

Item 2.      Selected Financial Data                                                                                                                                               21

Item 3       Defaults Upon Senior Securities                                                                                     .                                           21

Item 4.      Removed and Reserved                                                                                                                                              21

Item 5.      Other Information                                                                                                                                                       21

Item 6.      Exhibits                                                                                                                                                                       21

PART 1

ITEM 1.         FINANCIAL STATEMENTS

Financial Statements for the 3 month period ended September 30, 2013 have been prepared by the Management Group of Western Lucrative Enterprises, Inc.

                            WESTERN LUCRATIVE ENTERPRISES, INC.

                                                                   (A Development Stage Company)

   Financial Statements

For the three months ended June 30, 2014 and 2013, the six months ended June 30, 2014 and 2013 and the Period of July 14, 2008 (Inception) to June 30, 2014.

WESTERN LUCRATIVE ENTERPRISES, INC.

(A Development Stage Company)

Financial Statements

June 30, 2014 and 2013

                                                                                                                                                             Page(s)

Balance Sheets As of June 30, 2014 and December 31, 2013                                                                                                          5

Statements of Operations For the 3 Months Ended June 30, 2014 and 2013, the 6 months

ended June 30, 2014 and 2013 and the Period from the Inception on July 14, 2008 to June 30, 2014                                           7

Statements of Cash Flows For the 6 Months Ended June 30, 2014 and 2013, and the Period from the

Inception on July 14, 2008 to June 30, 2014                                                                                                                                   7

Notes to the Financial Statements                                                                                                                                              8-17

WESTERN LUCRATIVE ENTERPRISES, INC.

(A Developmental Stage Enterprise)

Balance Sheets

	June 30,	December 31
	2014	2013
ASSETS

Current Assets
Cash	$--	$--
Total Current Assets	--	--
Total Assets	$--	$--

LIABILTITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Current Liabilities
Accounts Payable	$4,961	$4,961
Accrued Expense	4,000	4,000
Accrued Interest	1,528	1,216
Related Party Loan (current portion)	7,500	7,500
Loan Discount - Beneficial conversion feature	(7,500)	(7,500)
Total Current Liabilities	10,489	10,177
Long term liabilities

Related Party Loan	0	0

Total Long Term Liabilities	10,000	10,000

Total Liabilities	20,489	20,177

Stockholders' Deficit
Common stock, $0.001 par value;
75,000,000 shares authorized,
8,505,000 shares issued and outstanding
as of June 30, 2014 and 2013,
respectively	8,505	8,505
Additional paid in capital	64,389	64,389

Deficit accumulated during the development stage	(93,383)	0

Total Stockholders' Deficit	(20,489)	(20,177)

Total Liabilities and Stockholders' (Deficit) Equity	$--	$--

See notes to financial statements

WESTERN LUCRATIVE ENTERPRISES, INC.

(A Developmental Stage Enterprise)

Statements of Operations)

					For the Period
					7/11/2008
Three Months Ended June 30,			Six Months Ended June 30,		(Inception) to
	2014	2013	2014	2013	June 30, 2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$--	$--	$--	$--	$--

Expenses
General and Administrative		--	--	--	37,682
Professional fees	--	--	--	--	72,492
Total Expenses	--	--	--	--	110,174

Other Income/(expense)
Other Income	--	--	--	--	18,936
Interest Expense	(156)	(156)	(312)	(312)	(2,145)
Total other income/(expense)	(156)	(156)	(312)	(312)	16,791

Net Loss	$(156)	$(156)	$(312)	$(312)	$(93,383)

Basic and Diluted Loss per common share	$--	$--	$--	$--

Weighted average common shares outstanding:
Basic	8,505,000	8,505,000	8,505,000	8,505,000
Diluted	9,595,200	9,595,200	9,595,200	9,595,200

See notes to financial statements

WESTERN LUCRATIVE ENTERPRISES, INC.

(A Developmental Stage Enterprise)

Statements of Cash Flows

See notes to financial statements

			For the Period
	6 Months Ended	6 Months Ended	7/14/2008
	June 30,	June 30,	(Inception) to
	2014	2013	June 30,2014

Cash flows from operating activities
Net Loss	$(312)	$(312)	$(93,383)
Adjustments to reconcile net loss to
net cash used in operating activities:
Issuance of common stock in
exchange for services	--	--	39,652
Non-cash interest - beneficial
conversion feature	--	--	616
Changes in operating assets and liabilities:
Accounts payable	--	--	1,961
Accrued expense		--	4,000
Accrued interest	312	312	1,529

Net cash used in operating activities	--	--	(45,625)

Cash flows from investing activities	--	--	--

Cash flows from financing activities
Proceeds from related party loan	--	--	17,500
Proceeds from issuance of stock	--	--	28,125
Net cash provided by financing activities	--	--	45,625

Net change in cash	--	--	--
Cash at beginning of year	--	--	--
Cash at end of year	$--	$--	$--

Supplemental disclosure of non-cash
investing and financing activities:

Issuance of common stock for professional
and consulting services	$--	$--	$40,452
Issuance of convertible notes with
beneficial conversion feature	$--	$--	$7,500

Supplemental cash flow information:
Cash paid for interest	$--	$--	$--
Cash paid for income taxes	$--	$--	$--

(A Development Stage Company)

Notes to Financial Statements

For the Three Months ended June 30, 2014 and 2013

and the Six Months ended June 30, 2014 and 2013

and the Period from July 14, 2008 (Inception) to June 30, 2014

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

Concentration of Risk

The Company at times may maintain a cash balance in excess of insured limits. However, as of June 30, 2014, the Company has no cash in excess of insured limits.

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

WESTERN LUCRATIVE ENTERPRISES, INC.

(A Development Stage Company)

Notes to Financial Statements

For the Three Months ended June 30, 2014 and 2013

and the Six Months ended June 30, 2014 and 2013

and the Period from July 14, 2008 (Inception) to June 30, 2014

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

Accounts Payable and Accrued expense

The Company has accounts payable and accrued expenses in the amount of $8,961 as of June 30, 2014, and 2013 respectively.

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

WESTERN LUCRATIVE ENTERPRISES, INC.

(A Development Stage Company)

Notes to Financial Statements

For the Three Months ended June 30, 2014 and 2013

and the Six Months ended June 30, 2014 and 2013

and the Period from July 14, 2008 (Inception) to June 30, 2014

___________________________________________________________________________________________________________

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Advertising

Advertising expenses related to specific jobs are allocated and classified as costs of goods sold. Advertising expenses not related to specific jobs are recorded as general and administrative expenses. No advertising expense was incurred for the 6 Months ended June 30, 2014 and 2013.

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

The Company has authorized seven hundred and fifty million (750,000,000) shares of common stock with a par value of $.001. As of June 30, 2014 and December 31, 2013.

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

WESTERN LUCRATIVE ENTERPRISES, INC.

(A Development Stage Company)

Notes to Financial Statements

For the Three Months ended June 30, 2014 and 2013

and the Six Months ended June 30, 2014 and 2013

and the Period from July 14, 2008 (Inception) to June 30, 2014

__________________________________________________________________________________________________________

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The carrying value of financial assets and liabilities recorded at fair value is measured on a recurring or nonrecurring basis. Financial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs. The

Company had no financial assets or liabilities carried and measured on a nonrecurring basis during the reporting periods. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared. The Company does not have financial assets as an investment carried at fair value on a recurring basis as of June 30, 2014.

The availability of inputs observable in the market varies from instrument to instrument and depends on a variety of factors including the type of instrument, whether the instrument is actively traded, and other characteristics particular to the transaction. For many financial instruments, pricing inputs are readily observable in the market, the valuation methodology used is widely accepted by market participants, and the valuation does not require significant management discretion. For other financial instruments, pricing inputs are less observable in the market and may require management judgment. As of June 30, 2014, the Company has assets and liabilities in cash, various receivables, property and equipments, and various payables. Management believes that they are being presented at their fair market value.

Basic and Diluted Loss per Common Share

Net loss per share is calculated in accordance with SFAS No. 128, "Earnings per Share." The weighted-average number of common shares outstanding during each period is used to compute basic loss per share. Diluted loss per share is computed using the weighted average number of shares and dilutive potential common shares outstanding. Dilutive potential common shares are additional common shares assumed to be exercised. We do not calculate loss per diluted shares to prevent understating the actual loss per share

Basic net loss per common share is based on the weighted-average number of share of common stock outstanding since inception. As of June 30, 2014 and since inception, the Company had 8,505,000 common shares outstanding and 9,595,200 dilutive potential common shares.

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

WESTERN LUCRATIVE ENTERPRISES, INC.

(A Development Stage Company)

Notes to Financial Statements

For the Three Months ended June 30, 2014 and 2013

and the Six Months ended June 30, 2014 and 2013

and the Period from July 14, 2008 (Inception) to June 30, 2014

_____________________________________________________________________________________________________

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

effects on common stock as there was no warrant or option issued. Basic and diluted earnings per share are the same as there was no dilutive effect of outstanding stock options for the period ended June 30, 2014. The following is a reconciliation of basic and diluted earnings per share for the 3 Months ended June 30, 2014:

Period Ended June 30, 2014
Numerator:
Net Loss available to common shareholders	$(312)
Denominator:
Weighted average shares – basic	8,505,000
Weighted average shares – diluted 9,595,200

Net income (loss) per share – basic and diluted	$0.00

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

WESTERN LUCRATIVE ENTERPRISES, INC.

(A Development Stage Company)

Notes to Financial Statements

For the Three Months ended June 30, 2014 and 2013

and the Six Months ended June 30, 2014 and 2013

and the Period from July 14, 2008 (Inception) to June 30, 2014

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

The chart below summarizes the term of the Notes Payable & Debt Discounts of the Company as of June 30, 2014. The Company is currently in good standing of its promissory notes to Millenium Group, Inc. (“Millenium”), a California corporation, Magellan Capital Partners (“Magellan”) and Savile Town Investments, Inc. (“Savile Town”).

WESTERN LUCRATIVE ENTERPRISES, INC.

(A Development Stage Company)

Notes to Financial Statements

For the Three Months ended June 30, 2014 and 2013

and the Six Months ended June 30, 2014 and 2013

and the Period from July 14, 2008 (Inception) to June 30, 2014

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

In accordance with ASC 470-20, Debt with conversion and other options, as the conversion price of the share is a fixed price at $0.01 per diluted common shares, the beneficial conversion feature or BCF of Notes were calculated based on the intrinsic value. The fair value of the shares at the issuance date, December 31, 2012 was $0.52 and the BCF is $0.51 per share. As the total BCF is greater than the total proceeds of the $7,500 convertible notes, in accordance with ASC 470-20 the BCF is limited to the total proceeds of the convertible notes which is $7,500. We recorded the total convertible value of the notes issued to the Company in the amount of $7,500 as a debt discount upon issuance, and amortized this debt discount as interest expense over the life of the note. We recorded interest expense in the amount of $312 for the 6 Months ended June 30, 2014 in connection with these Notes.

Convertible Note to Millenium Group, Inc.

The original beneficial conversion feature was resulted from a note issued to Millenium Group, Inc. in the amount of $10,000 on August 20, 2010. The note is convertible at holder’s option into 4% of the Company’s fully diluted common shares at the time of conversion, with anti-dilution protection (not adjusted for splits or new issuances), and matures on August 20, 2015.

On August 20, 2014, this note was renewed and the maturity date was extended to August 20, 2015. No beneficial conversion feature occurs with this note renewal since the beneficial conversion feature had been recognized, and had been completely amortized. As of June 30, 2014, there is $1,528 accrued interest which is due on the mature date of note.

WESTERN LUCRATIVE ENTERPRISES, INC.

(A Development Stage Company)

Notes to Financial Statements

For the Three Months ended June 30, 2014 and 2013

and the Six Months ended June 30, 2014 and 2013

and the Period from July 14, 2008 (Inception) to June 30, 2014

___________________________________________________________________________________________________________

NOTE C – NOTES PAYABLE & DEBT DISCOUNTS (CONTINUED)

As of June 30, 2014, the carrying values of our short-term and long-term notes payable are as follows:

	Effective Interest Rate	Principal	Discount	June 30, 2013
Current notes payable
Magallen Group Inc.	5.00%	6,000	6,000	-
Savile Town Investments, Inc.	5.00%	1,500	1,500	-
Total short-term notes payable		$7,500	$7,500	$-
Long-term notes payable
Millenium Group Inc.	2.50%	10,000	-	10,000
Total long-term notes payable		$10,000	$-	$10,000

Total short-term and long-term notes payable		$17,500	$7,500	$10,000

As of June 30, 2014, the future principal payments of the above convertibles notes are as follows:

2014	7,500
2015	10,000
Total	$17,500

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

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the periods ended June 30, 2014 or 2013, applicable under ACS 740.  As a result of the adoption of ACS 740, we did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of accumulated deficit on the balance sheet.

WESTERN LUCRATIVE ENTERPRISES, INC.

(A Development Stage Company)

Notes to Financial Statements

For the Three Months ended June 30, 2014 and 2013

and the Six Months ended June 30, 2014 and 2013

and the Period from July 14, 2008 (Inception) to June 30, 2014

___________________________________________________________________________________________________________

NOTE D – INCOME TAX (CONTINUED)

The component of the Company’s deferred tax asset as of June 30, 2014 and 2013 is as follows:

	2014	2013
Net operating loss carry forward	93,383	93,071
Valuation allowance	(93,383)	(93,071)
Net deferred tax asset	$ -	$ -

The Company did not pay any income taxes during the periods ended June 30, 2014 or 2013.

The net federal operating loss carry forward will expire in 2032.  This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

NOTE E – COMMON STOCK

The Company's articles of incorporation provide for the authorization of seven hundred and fifty million (750,000,000) shares of common stock with par values of $0.001. Common stock holders have all the rights and obligations that normally pertain to stockholders of Iowa corporations.  As of June 30, 2014, the Company had 8,505,000 shares of common stock issued and outstanding.

NOTE F – OTHER INCOME

There was no other income during the 3 Months ended June 30, 2014.

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

WESTERN LUCRATIVE ENTERPRISES, INC.

(A Development Stage Company)

Notes to Financial Statements

For the Three Months ended June 30, 2014 and 2013

and the Six Months ended June 30, 2014 and 2013

and the Period from July 14, 2008 (Inception) to June 30, 2014

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

NOTE I – SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after June 30, 2014 through the date of this filing in accordance with FASB ASC 855 “Subsequent Events”. The Company determined that it does not have any additional subsequent event requiring recording or disclosure.

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

Western Lucrative Enterprises, Inc. was incorporated on July 14, 2008. As of the date of this document, we have generated no revenues and substantial expenses. This resulted in a net loss of $93,383 since inception, which is attributable to general and administrative expenses. The losses incurred for the six month period to June, 2014 and the six month period to June 30, 2013 were $312 and $312 respectively. These losses can be attributed to accrued interest on Convertible Notes. There are no General & Administrative expenses being incurred other than audit fees. The sole officer provides all necessary administrative services free of charge.

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

In accordance with ASC 470-20, Debt with conversions and other options, as the conversion price of the share is a fixed price at $0.01 per diluted common shares, the beneficial conversion features or BCF of these Notes were calculated based on the intrinsic value.  The fair value of the shares at the issuance date, December 31, 2012 was $0.52 and the BCF is $0.51 per share.  As the total BCF is greater than the total proceed of the $7,500 convertible notes, in accordance with ASC 470-20, the BCF is limited to the total proceed of the convertible notes which is $7,500.  We recorded the total convertible value of the notes issued to the Company in the amount of $7,500 as a debt discount upon issuance, and amortized this debt discount as interest expense over the life of the note. We recorded interest expense in the amount of $312 for the six months ended June 30, 2014 in connection with these Notes.

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

(b) Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-I5(f) and 15(d)-15(f) under the 1934 Act). Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2014. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

\

Our management has concluded that, as of June 30, 2014, our internal control over financial reporting was not effective based on these criteria. In its assessment of the effectiveness of internal control over financial reporting as of June 30, 2014, we determined that the following deficiencies constituted a material weakness, as described below.

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

Date: December 4, 2014

By: lsi Neville Pearson

Neville Pearson, President and Director

(Principal Executive Officer)

Date: December 4, 2014

By: lsi Neville Pearson

Neville Pearson, Chief Financial Officer

(Principal Financial and Accounting Officer)