Form 10-Q
period 2014-09-30
WESTERN LUCRATIVE ENTERPRISES, INC.
filed 2014-12-04
CIK 1442101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

                                Washington, D.C. 20549

FORM 1O-Q

     QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE

                          SECURITIES AND EXCHANGE ACT OF 1934

                                        For the nine month period ended September 30, 2014

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

As of September 30, 2014, there was no active trading market for the issuer's common stock, $.001 par value and therefore the value of shares held by affiliates cannot be ascertained.

The number of shares outstanding of the issuer's common stock, $.001 par value, as of September 30, 2013 was 8,505,000 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Western Lucrative Enterprises, Inc.

Form 10-Q Quarterly Report

Table of Contents

PART I – FINANCIAL INFORMATION

Item 1.       Financial Statements                                                                                                                                                   4

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations                                   17

Item 3.       Quantitative and Qualitative Disclosures about Market Risk                                                                                   18

Item 4.       Controls and Procedures                                                                                                                                           18

PART II – OTHER INFORMATION

Item 1.      Legal Proceedings                                                                                                                                                       19

Item 1A.   Risk Factors                                                                                                                                                                 19

Item 2.      Selected Financial Data                                                                                                                                               19

Item 3       Defaults Upon Senior Securities                                                                                     .                                           19

Item 4.      Removed and Reserved                                                                                                                                              19

Item 5.      Other Information                                                                                                                                                       19

Item 6.      Exhibits                                                                                                                                                                       19

WESTERN LUCRATIVE ENTERPRISES, INC.

(A Development Stage Enterprise)

Balance Sheets

	September 30,	December 31
	2014	2013
ASSETS

Current Assets
Cash	$--	$--
Total Current Assets	--	--
Total Assets	$--	$--

LIABILTITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Current Liabilities
Accounts Payable	$4,961	$4,961
Accrued Expense	4,000	4,000
Accrued Interest	1,684	1,216
Related Party Loan (current portion)	17,500	7,500
Loan Discount - Beneficial conversion feature	(7,500)	(7,500)
Total Current Liabilities	20,645	10,177
Long term liabilities

Related Party Loan	0	0

Total Long Term Liabilities	0	10,000

Total Liabilities	20,645	20,177

Stockholders' Deficit
Common stock, $0.001 par value;
75,000,000 shares authorized,
8,505,000 shares issued and outstanding
as of September 30, 2014 and 2013,
respectively	8,505	8,505
Additional paid in capital	64,389	64,389

Deficit accumulated during the development stage	(20,645)	(93,071)

Total Stockholders' Deficit	0	(20,177)

Total Liabilities and Stockholders' (Deficit) Equity	$--	$--

See notes to financial statements

WESTERN LUCRATIVE ENTERPRISES, INC.

(A Developmental Stage Company)

Statements of Operations

					For the Period
					7/11/2008
	3 Months Ended Sept. 30,		9 Months Ended Sept. 30,		(Inception) to
	2014	2013	2014	2013	June 30, 2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$--	$--	$--	$--	$--

Expenses
General and Administrative		--	--	--	37,682
Professional fees	--	--	--	--	72,492
Total Expenses	--	--	--	--	110,174

Other Income/(expense)
Other Income	--	--	--	--	18,936
Interest Expense	(156)	(156)	(468)	(468)	(2,301)
Total other income/(expense)	(156)	(156)	(468)	(468)	16,635

Net Loss	$(156)	$(156)	$(468)	$(468)	$(93,539)

Basic and Diluted Loss per common share	$--	$--	$--	$--

Weighted average common shares outstanding:
Basic	8,505,000	8,505,000	8,505,000	8,505,000
Diluted	9,595,200	9,595,200	9,595,200	9,595,200

See notes to financial statements

WESTERN LUCRATIVE ENTERPRISES, INC.

(A Developmental Stage Company)

Statements of Cash Flows

				For the Period
				7/14/2008
		Nine Months Ended September 30		(Inception) to
	2014		2013	June 30,2014

Cash flows from operating activities
Net Loss	$(468)		$(468)	$(93,539)
Adjustments to reconcile net loss to
net cash used in operating activities:
Issuance of common stock in
exchange for services	--		--	39,652
Non-cash interest - beneficial
conversion feature	--		--	616
Changes in operating assets and liabilities:
Accounts payable	--		--	1,961
Accrued expense	--		--	4,000
Accrued interest	468		468	1,685

Net cash used in operating activities	--		--	(45,625)

Cash flows from investing activities	--		--	--

Cash flows from financing activities
Proceeds from related party loan	--		--	17,500
Proceeds from issuance of stock	--		--	28,125
Net cash provided by financing activities	--		--	45,625

Net change in cash	--		--	--
Cash at beginning of year	--		--	--
Cash at end of year	$--		$--	$--

Supplemental disclosure of non-cash
investing and financing activities:

Issuance of common stock for professional
and consulting services	$--		$--	$40,452
Issuance of convertible notes with
beneficial conversion feature	$--		$--	$7,500

Supplemental cash flow information:
Cash paid for interest	$--		$--	$--
Cash paid for income taxes	$--		$--	$--

See notes to financial statements

WESTERN LUCRATIVE ENTERPRISES, INC.

(A Development Stage Company)

Notes to Financial Statements

For the Three Months ended September 30, 2014 and 2013

and the Nine months ended September 30, 2014 and 2013

and the Period from July 14, 2008 (Inception) to September 30, 2014

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

Concentration of Risk

The Company at times may maintain a cash balance in excess of insured limits. However, as of September 30, 2014, the Company has no cash in excess of insured limits.

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

WESTERN LUCRATIVE ENTERPRISES, INC.

(A Development Stage Company)

Notes to Financial Statements

For the Three Months ended September 30, 2014 and 2013

and the Nine months ended September 30, 2014 and 2013

and the Period from July 14, 2008 (Inception) to September 30, 2014

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

Accounts Payable and Accrued expense

The Company has accounts payable and accrued expenses in the amount of $8,961 as of September 30, 2014, and 2013 respectively.

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

WESTERN LUCRATIVE ENTERPRISES, INC.

(A Development Stage Company)

Notes to Financial Statements

For the Three Months ended September 30, 2014 and 2013

and the Nine months ended September 30, 2014 and 2013

and the Period from July 14, 2008 (Inception) to September 30, 2014

___________________________________________________________________________________________________________

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Advertising

Advertising expenses related to specific jobs are allocated and classified as costs of goods sold. Advertising expenses not related to specific jobs are recorded as general and administrative expenses. No advertising expense was incurred for the 9 Months ended September 30, 2014 and 2013.

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

The Company has authorized seven hundred and fifty million (750,000,000) shares of common stock with a par value of $.001. As of September 30, 2014 and December 31, 2013.

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

WESTERN LUCRATIVE ENTERPRISES, INC.

(A Development Stage Company)

Notes to Financial Statements

For the Three Months ended September 30, 2014 and 2013

and the Nine months ended September 30, 2014 and 2013

and the Period from July 14, 2008 (Inception) to September 30, 2014

__________________________________________________________________________________________________________

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The carrying value of financial assets and liabilities recorded at fair value is measured on a recurring or nonrecurring basis. Financial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs. The

Company had no financial assets or liabilities carried and measured on a nonrecurring basis during the reporting periods. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared. The Company does not have financial assets as an investment carried at fair value on a recurring basis as of September 30, 2014.

The availability of inputs observable in the market varies from instrument to instrument and depends on a variety of factors including the type of instrument, whether the instrument is actively traded, and other characteristics particular to the transaction. For many financial instruments, pricing inputs are readily observable in the market, the valuation methodology used is widely accepted by market participants, and the valuation does not require significant management discretion. For other financial instruments, pricing inputs are less observable in the market and may require management judgment. As of September 30, 2014, the Company has assets and liabilities in cash, various receivables, property and equipments, and various payables. Management believes that they are being presented at their fair market value.

Basic and Diluted Loss per Common Share

Net loss per share is calculated in accordance with SFAS No. 128, "Earnings per Share." The weighted-average number of common shares outstanding during each period is used to compute basic loss per share. Diluted loss per share is computed using the weighted average number of shares and dilutive potential common shares outstanding. Dilutive potential common shares are additional common shares assumed to be exercised. We do not calculate loss per diluted shares to prevent understating the actual loss per share

Basic net loss per common share is based on the weighted-average number of share of common stock outstanding since inception. As of September 30, 2014 and since inception, the Company had 8,505,000 common shares outstanding and 9,595,200 dilutive potential common shares.

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

WESTERN LUCRATIVE ENTERPRISES, INC.

(A Development Stage Company)

Notes to Financial Statements

For the Three Months ended September 30, 2014 and 2013

and the Nine months ended September 30, 2014 and 2013

and the Period from July 14, 2008 (Inception) to September 30, 2014

_____________________________________________________________________________________________________

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

effects on common stock as there was no warrant or option issued. Basic and diluted earnings per share are the same as there was no dilutive effect of outstanding stock options for the period ended September 30, 2014. The following is a reconciliation of basic and diluted earnings per share for the 3 Months ended September 30, 2014:

Period Ended September 30, 2014
Numerator:
Net Loss available to common shareholders	$(468)
Denominator:
Weighted average shares – basic	8,505,000
Weighted average shares – diluted 9,595,200

Net income (loss) per share – basic and diluted	$0.00

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

WESTERN LUCRATIVE ENTERPRISES, INC.

(A Development Stage Company)

Notes to Financial Statements

For the Three Months ended September 30, 2014 and 2013

and the Nine months ended September 30, 2014 and 2013

and the Period from July 14, 2008 (Inception) to September 30, 2014

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

The chart below summarizes the term of the Notes Payable & Debt Discounts of the Company as of September 30, 2014. The Company is currently in good standing of its promissory notes to Millenium Group, Inc. (“Millenium”), a California corporation, Magellan Capital Partners (“Magellan”) and Savile Town Investments, Inc. (“Savile Town”).

WESTERN LUCRATIVE ENTERPRISES, INC.

(A Development Stage Company)

Notes to Financial Statements

For the Three Months ended September 30, 2014 and 2013

and the Nine months ended September 30, 2014 and 2013

and the Period from July 14, 2008 (Inception) to September 30, 2014

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

In accordance with ASC 470-20, Debt with conversion and other options, as the conversion price of the share is a fixed price at $0.01 per diluted common shares, the beneficial conversion feature or BCF of Notes were calculated based on the intrinsic value. The fair value of the shares at the issuance date, December 31, 2012 was $0.52 and the BCF is $0.51 per share. As the total BCF is greater than the total proceeds of the $7,500 convertible notes, in accordance with ASC 470-20 the BCF is limited to the total proceeds of the convertible notes which is $7,500. We recorded the total convertible value of the notes issued to the Company in the amount of $7,500 as a debt discount upon issuance, and amortized this debt discount as interest expense over the life of the note. We recorded interest expense in the amount of $468 for the 9 Months ended September 30, 2014 in connection with these Notes.

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

On August 20, 2014, this note was renewed and the maturity date was extended to August 20, 2015. No beneficial conversion feature occurs with this note renewal since the beneficial conversion feature had been recognized, and had been completely amortized. As of September 30, 2014, there is $1,684 accrued interest which is due on the mature date of note.

WESTERN LUCRATIVE ENTERPRISES, INC.

(A Development Stage Company)

Notes to Financial Statements

For the Three Months ended September 30, 2014 and 2013

and the Nine months ended September 30, 2014 and 2013

and the Period from July 14, 2008 (Inception) to September 30, 2014

___________________________________________________________________________________________________________

NOTE C – NOTES PAYABLE & DEBT DISCOUNTS (CONTINUED)

As of September 30, 2014, the carrying values of our short-term and long-term notes payable are as follows:

	Effective Interest Rate	Principal	Discount	September 30, 2013
Current notes payable
Magallen Group Inc.	5.00%	6,000	6,000	-
Savile Town Investments, Inc.	5.00%	1,500	1,500	-
Total short-term notes payable		$7,500	$7,500	$-
Long-term notes payable
Millenium Group Inc.	2.50%	10,000	-	10,000
Total long-term notes payable		$10,000	$-	$10,000

Total short-term and long-term notes payable		$17,500	$7,500	$10,000

As of September 30, 2014, the future principal payments of the above convertibles notes are as follows:

2014	7,500
2015	10,000
Total	$17,500

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

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the periods ended September 30, 2014 or 2013, applicable under ACS 740.  As a result of the adoption of ACS 740, we did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of accumulated deficit on the balance sheet.

WESTERN LUCRATIVE ENTERPRISES, INC.

(A Development Stage Company)

Notes to Financial Statements

For the Three Months ended September 30, 2014 and 2013

and the Nine months ended September 30, 2014 and 2013

and the Period from July 14, 2008 (Inception) to September 30, 2014

___________________________________________________________________________________________________________

NOTE D – INCOME TAX (CONTINUED)

The component of the Company’s deferred tax asset as of September 30, 2014 and 2013 is as follows:

	2014	2013
Net operating loss carry forward	93,539	93,071
Valuation allowance	(93,539)	(93,071)
Net deferred tax asset	$ -	$ -

The Company did not pay any income taxes during the periods ended September 30, 2014 or 2013.

The net federal operating loss carry forward will expire in 2032.  This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

NOTE E – COMMON STOCK

The Company's articles of incorporation provide for the authorization of seven hundred and fifty million (750,000,000) shares of common stock with par values of $0.001. Common stock holders have all the rights and obligations that normally pertain to stockholders of Iowa corporations.  As of September 30, 2014, the Company had 8,505,000 shares of common stock issued and outstanding.

NOTE F – OTHER INCOME

There was no other income during the 3 Months ended September 30, 2014.

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

WESTERN LUCRATIVE ENTERPRISES, INC.

(A Development Stage Company)

Notes to Financial Statements

For the Three Months ended September 30, 2014 and 2013

and the Nine months ended September 30, 2014 and 2013

and the Period from July 14, 2008 (Inception) to September 30, 2014

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

NOTE I – SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after September 30, 2014 through the date of this filing in accordance with FASB ASC 855 “Subsequent Events”. The Company determined that it does not have any additional subsequent event requiring recording or disclosure.

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

Western Lucrative Enterprises, Inc. was incorporated on July 14, 2008. As of the date of this document, we have generated no revenues and substantial expenses. This resulted in a net loss of $93,539 since inception, which is attributable to general and administrative expenses. The losses incurred for the nine month period to September, 2014 and the nine month period to September 30, 2013 were $468 and $468 respectively. These losses can be attributed to accrued interest on Convertible Notes. There are no General & Administrative expenses being incurred other than audit fees. The sole officer provides all necessary administrative services free of charge.

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

In accordance with ASC 470-20, Debt with conversions and other options, as the conversion price of the share is a fixed price at $0.01 per diluted common shares, the beneficial conversion features or BCF of these Notes were calculated based on the intrinsic value.  The fair value of the shares at the issuance date, December 31, 2012 was $0.52 and the BCF is $0.51 per share.  As the total BCF is greater than the total proceed of the $7,500 convertible notes, in accordance with ASC 470-20, the BCF is limited to the total proceed of the convertible notes which is $7,500.  We recorded the total convertible value of the notes issued to the Company in the amount of $7,500 as a debt discount upon issuance, and amortized this debt discount as interest expense over the life of the note. We recorded interest expense in the amount of $468 for the nine months ended September 30, 2014 in connection with these Notes.

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

(b) Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-I5(f) and 15(d)-15(f) under the 1934 Act). Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2014. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

\

Our management has concluded that, as of September 30, 2014, our internal control over financial reporting was not effective based on these criteria. In its assessment of the effectiveness of internal control over financial reporting as of September 30, 2014, we determined that the following deficiencies constituted a material weakness, as described below.

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

Date: December 4, 2014

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