Form 10-K
period 2014-12-31
WESTERN LUCRATIVE ENTERPRISES, INC.
filed 2015-08-18
CIK 1442101

          UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                Washington, D.C. 20549

FORM 1O-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE

SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Yes  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

Yes   No 

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     No 

Indicate by check whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12

months (or for such shorter period that the registrant was required to submit and post such files).Yes     No 

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated FilerAccelerated Filer

               Non-accelerated filer  Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No

For the year ended December 31, 2014, the issuer had no revenues.

As of December 31, 2014, there was no active trading market for the issuer's common stock, $.001 par value and therefore the value of shares held by affiliates cannot be ascertained.

The number of shares outstanding of the issuer's common stock, $.001 par value, as of December 31, 2014 was 8,505,000 shares.

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

 Issuer Purchases of Equity Securities.

9

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

tem 11.     Executive Compensation

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

ITEM 1.BUSINESS.

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

Our plan is to outsource the development of the website and to launch our marketing plan. Initially, we plan to commence marketing of our services using Google and Yahoo website CPC programs and through viral marketing, such as blogs, postings on online communities such as Yahoo!(R) Groups and amateur websites such as YouTube.com, and other methods of getting Internet users to refer others to our website bye-mail or word of mouth. We also intend to use search engine optimization, the marketing of our website via search engines by purchasing sponsored placement in search result, and to enter into affiliate marketing relationships with website providers to increase our access to Internet consumers. In our management's opinion there will be a need for design consulting in the do-it-yourself sector of the market once the current housing market returns to more normal levels of activity.

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

Employees

As of December 31, 2014 we have no employees other than our sole officer and director and one additional director. We anticipate that we will not hire any employees in the next twelve months, unless we generate significant revenues, raise capital, or make a complete change of course from our current business plan.

Item 1A. Risk Factors

Our auditor has issued a going concern opinion. This means that there is substantial doubt that we can continue as an ongoing business for the next 12 months. As such we may have to cease all operations and our shares could become wholly worthless.

We lack an operating history and have losses that we expect to continue into the future. There is no assurance that future operations will result in profits .If we cannot generate sufficient revenues or raise capital, we could cease operations and our shares could become wholly worthless.

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

• our ability to generate revenues through sales on our website; and

• our ability to complete an alternative plan such as an acquisition

To date we do not have any customers. We cannot guarantee that we will ever have any customers. Even if we obtain customers, there is no guarantee that we will generate a profit. lfwe cannot generate a profit and cannot raise additional capital, we may  have to suspend or cease operations.

The landscape design industry is highly competitive. Many competitors have longer operating histories, greater brand recognition, broader product lines and greater financial resources and advertising budgets than we do. Many of our competitors offer similar products or alternatives to our products. There can be no assurance that we will be able to compete effectively in this marketplace.

We have not developed our website, network infrastructure, or transaction processing systems, and if we fail to raise sufficient capital, wemay fail to complete our website or become fully operational.   We are contemplating other possible business directions including acquisitions.  There can be no assurance that either our original business plan or a possible acquisition will take place.   If we are unable to accomplish our plan or an alternative such as an acquisition, our shares could become wholly worthless.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable since the Company is a smaller reporting company.

ITEM 2.PROPERTIES

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

ITEM 3.LEGAL PROCEEDINGS

None.

ITEM 4.REMOVED AND RESERVED

PART II

ITEM 5. MARKET FOR OUR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) Market Information. Our Common Stock has been approved to trade on the OTC Bulletin Board.   To date there has been no trading in our shares. No assurance can be given that any market for our Common Stock will ever develop.

(b)Increase in Authorized Share Capital. On November 23, 2010 the Shareholders approved an increase in the Authorized Share Capital from 75,000,000 to 750,000,000.  A Definitive Form 14C report was filed with the SEC on December 17, 2010.

(c) Holders. As of December 31, 2014, there were 42 shareholders of all of our issued and outstanding shares of Common Stock.

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

Western Lucrative Enterprises, Inc. was incorporated on July 14, 2008. As of the date of this document, we have generated no revenues and substantial expenses. This resulted in a net loss of $104,945 since inception, which is attributable to general and administrative expenses.

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

In 2010, we engaged Millennium Group, Inc. to assist the Company with new business strategies and options. Millennium Group is a consulting services firm owned and managed by Jonathan Mork, 49. A pension plan of which his father, Dempsey Mork, is a beneficiary is the owner of Orion Investment, which owns more than 5% of our stock. We issued to Millennium Group a $10,000 convertible note as a non-refundable retainer to Millennium Group.  We also agreed to pay $400,000 to Millennium if it is able to introduce a major acquisition to the Company.   The note is due and payable to Millennium in two years, and bears a 5% interest rate which shall accrue annually and be payable at maturity. At Millennium’s election, this note and any accrued interest can be retired at any earlier time by conversion into common shares. The note is convertible into 4.0% of the Company’s fully diluted common shares at the time of conversion, with full anti-dilution protection (not adjusted for splits or new issuances). The Company has also agreed that any shares issued under this note will have piggyback registration rights. The Board of Directors of the Company has approved and ratified the terms of this note.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

(ii) RESULTS OF OPERATIONS

The Company has earned no significant revenue or profits to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. The Company incurred a net loss of $4,375 for the year ended Dec. 31, 2014, as compared to a net loss of $7,975 for 2013. From the date of inception July 14, 2008, to Dec. 31, 2013 the Company lost a total of $104,945. Most labor and services have been compensated with issuances of stock and convertible notes payable.

Liquidity and Capital Resources

The Company has financed its expenses and costs thus far through financing and through the increase in its accounts payable, payments made by others for the company and by the settlement of the payable amounts with shares of common stock of the Company. As of December 31, 2014, the Company had a cash of$0 compared to cash of $0 as of December 31, 2013.

For the most recent fiscal year, 2014, the Company showed a loss in the amount of $4,375 and a loss of $7,975 for 2013. The loss in the current year arose from the accrual of interest on the Notes Payable and the accrued Audit Fee. The earlier years’ losses are a result of organizational expenses, professional fees and expenses associated with setting up a Company structure in order to begin implementing its business plan.

The 2012 and 2013 audit fees are also accrued and payable to the major shareholder who paid these fees directly to the audit firm. The Company anticipates that until these procedures are completed, it will not generate revenues, and may continue to operate at a loss thereafter, depending upon the performance of the business.

During the period from July 14, 2008 (date of inception) through Dec. 31, 2014, the Company has incurred an accumulated net loss of $104,945 and has not attained profitable operations. The Company is dependent upon obtaining adequate financing to enable it to pursue its business plan and manage its operations so that they are profitable.

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

Management has been successful in raising sufficient funds to cover the Company's compliance expenses including the cost of auditing and filing required documents for 2014.

The Company as a whole may continue to operate at a loss for an indeterminate period thereafter, depending upon the performance of its new businesses. In the process of carrying out its business plan, the Company will continue to identify new financial partners and investors. However, it may determine that it cannot raise sufficient capital to support its business on acceptable terms, or at all. Accordingly, there can be no assurance that any additional funds will be available on terms acceptable to the Company or at all. As of Dec. 31, 2014, the company was authorized to issue750,000,000 shares of common stock.

Commitments. We do not have any commitments which are required to be disclosed in tabular form as of Dec. 31, 2014.

Off-Balance Sheet Arrangements

As of Dec. 31, 2014, we have no off-balance sheet arrangements such as guarantees, retained or contingent interest in assets transferred, obligation under a derivative instrument and obligation arising out of or a variable interest in an unconsolidated entity.

Subsequent Events

There were no reportable subsequent events from Dec. 31, 2014 through the date this report is filed.

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

ITEM 9A(T).CONTROLS AND PROCEDURES.

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

(b) Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-I5(f)under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

\

Our management has concluded that, as of December 31, 2014, our internal control over financial reporting was not effective based on these criteria. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2014, we determined that the following deficiencies constituted a material weakness, as described below.

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

ITEM9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth information concerning our officers and directors as of December 31, 2014:

             Name                Age              Positions(s)                       Period of Service

  Neville Pearson                    71   President, Chief Executive Officer         August 14, 2010 – to date

and Director

  Randall Baker                     72          Director                            Inception – to date

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of our Common Stock (collectively, the "Reporting Persons") to report their ownership of, and transactions in our Common Stock to the SEC. Copies of these reports are also required to be supplied to us. To our knowledge, during the fiscal year ended Dec. 31, 2014 the Reporting Persons complied with all applicable Section 16(a) reporting requirements.

Code of Ethics

We have not adopted a Code of Ethics given our limited operations. We expect that our Board of Directors following a merger or other acquisition transaction will adopt a Code of Ethics.

ITEM 11. EXECUTIVE COMPENSATION.

Neither of our Directors, including the sole officer receives any compensation for their services rendered on our behalf. They did not receive any compensation during the years ended Dec. 31, 2014 and 2013. No officer or director is required to make any specific amount or percentage of his business time available to us.

Director Compensation

We do not currently pay any cash fees to our sole director, nor do we pay director's expenses in attending board meetings.

Employment Agreements

We are not a party to any employment agreements.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information as of December 31, 2014 regarding the number and percentage of our Common Stock (being our only voting securities) beneficially owned by each officer, director, each person (including

Any "group" as that term is used in Section 13(d)(3) of the Exchange Act) known by us to own 5% or more of our

Common Stock, and all officers and directors as a group.

Name and Address of                 Number of

       Beneficial Owner           Shares   Percent of Class

MCC Profit Sharing Plan          6,000,000      70.5%

c/o64 North Pecos, Suite 900

Henderson, NV 89074

Dempsey K. Mork                700,000        8.2%

c/o 64 North Pecos, Suite 900

Henderson, NV 89074

Randall A. Baker                 250,000        2.9%

10224RegalOaks Drive, Apt B

Dallas, TX75230

Neville Pearson

         125,000

  1.47%

1611 E. Racquet Club Road

Palm Springs, CA 92262

All officers and directors as

  375,000

  4.41%

a group (2 persons)

Unless otherwise indicated, we have been advised that all individuals or entities listed have the sole power to vote and dispose of the number of shares set forth opposite their names. For purposes of computing the number and percentage of shares beneficially owned by a security holder, any shares which such person has the right to acquire within 60 days of Dec. 31, 2014 are deemed to be outstanding, but those shares are not deemed to be outstanding for the purpose of computing the percentage ownership of any other security holder.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Yu Certified Public Accountant, P.C. 136-20 38th Avenue, Suite 10i, Flushing, NY 11354 is our independent registered public accounting firm replacing Sam Kan& Associates, 1151 Harbor Bay Parkway, Ste. 101, Alameda CA 94502, (510) 355-0492 who ceased to a PCAOB audit firm.

Audit Fees

The aggregate fees billed by Yu for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 1O-Q or services that are normally provided in connection with statutory and regulatory filings was $3,750 for the fiscal year ended Dec.31, 2014, and the re-certification of the fiscal year ended Dec. 31, 2013.

Audit-Related Fees

There were no fees billed by Yu for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements for the fiscal year ended Dec. 31, 2014.

Tax Fees

The aggregate fees billed by Yu for professional services for tax compliance, tax advice, and tax planning were $0 for the fiscal year ended December 31, 2014.

Pre-Approval Policy

We do not currently have a standing audit committee. The above services were approved by our Board of Directors.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Report:

 o Report of independent Registered Public Accounting Firm (Yu Certified Public Accountant, P.C.-2014 and 2013)

 o Balance Sheets at Dec. 31, 2014 and 2013

 o Statements of Operations for the years ended Dec. 31, 2014 and 2013 and for the cumulative period from July 14,

    2008 (Date of Inception) to Dec. 31, 2014.

 o Statements of Changes in Shareholders' Deficiency for the period from July 14,2008 (Date of Inception) to Dec. 31,

    2014.

 o Statements of Cash Flows for the years ended Dec. 31, 2014 and 2013, and for the cumulative period from July

    14, 2008 (Date of Inception) to Dec. 31, 2014.

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

Exhibit No. Description

31.1 Chief Executive Officer Certification pursuant to section 302 of the Sarbanes-Ox1ey Act of2002*

31.2 Chief Financial Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of2002*

32.1 Chief Executive Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of2002.*

32.2Chief Financial Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of2002.*

*included herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Western Lucrative Enterprises, Inc.

Date: August 17, 2015

By: lsiNeville Pearson

Neville Pearson, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: August 17, 2015

By: lsiNeville Pearson

Neville Pearson, President and Director

(Principal Executive Officer)

Date: August 17, 2015

By: lsiNeville Pearson

Neville Pearson,Chief Financial Officer

(Principal Financial and Accounting Officer)

Yu Certified Public Accountant, P.C.

Professionalism, Expertise, Integrity

To the Audit Committee of the

Board of Directors and Shareholders of

Western Lucrative Enterprise Inc.

We have audited the accompanying balance sheets of Western Lucrative Enterprise Inc.(the “Company”) as of December 31, 2014 and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Western Lucrative Enterprise Inc. as of December 31, 2014, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Yu Certified Public Accountant, PC

New York, New York

August 17, 2015

WESTERN LUCRATIVE ENTERPRISES, INC.

                                                                (A Development Stage Company)

Financial Statements

December 31, 2014 and 2013

WESTERN LUCRATIVE ENTERPRISES, INC.

(A Development Stage Company)

Financial Statements

December 31, 2014 and 2013

Page(s)

Report of Independent Registered Public Accounting Firm 1

Balance Sheets as of December 31, 2014 and 2013

Statements of Operations for the Years Ended December 31, 2014 and 2013, and the Period from the

Inception on July 14, 2008 to December 31, 2014

Statement of Changes in Stockholders' (Deficit) Equity for the Period from the Inception on July 14, 2008

To December 31, 2014

Statements of Cash Flows for the Years Ended December 31, 2014 and 2013, and the Period from the

Inception on July 14, 2008 to December 31, 2014

Notes to the Financial Statements 6-13

Western Lucrative Enterprises, Inc.
(A Development Stage Enterprise)
Balance Sheets

		Years Ended December 31,
		2014	2013
Restated
ASSETS
Current assets
Cash		$-	$-
Total current assets		-	-
Total assets		$-	$-

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Current liabilities
Accounts payable		$16,211	$12,461
Accrued expense		4,000	4,000
Accrued interest		1,840	1,215
Related party loan (current portion)		17,500	17,500
Loan Discount - Beneficial conversion feature		(7,500)	(7,500)
Total current liabilities		32,051	27,676
Total long term liabilities		-	-

Total liabilities		32,051	27,676

Stockholders' Deficit
Common stock, $0.001 par value; 750,000,000 shares authorized, 8,505,000 shares issued and outstanding as of December 31, 2014 and 2013, respectively.		8,505	8,505
Additional paid in capital		64,389	64,389
Deficit accumulated during the development stage		(104,945)	(100,570)
Total stockholders' Deficit		(32,051)	(27,676)

Total liabilities and stockholders' (deficit) equity		$-	$-
See accompanying notes to financial statements Western Lucrative Enterprises, Inc.
(A Development Stage Enterprise)
Statement of Operations

	Years Ended December 31,			For the Period July 14, 2008 (Inception) to December 31, 2014
	2014		2013
			Restated

Net Revenue	$-		$-	$-

Expenses
General and administrative	-		-	37,682
Professional fees	3,750		7,350	83,742
Total expenses	-		7,350	121,424

Other income / (expense)
Other income	-		-	18,937
Interest expense	(625)		(625)	(2,458)
Total other income / (expense)	(625)		(7,975)	16,479

Other Comprehensive Income (Loss)	-		-	-
Net Income / (loss)	$(4,375)		$(7,975)	$(104,945)

Basic and diluted loss per common share	$0.00		$(0.00)

Weighted average common shares outstanding:
Basic	8,505,000		8,505,000

Diluted	9,595,200		9,595,200

ee accompanying notes to financial statements
Western Lucrative Enterprises, Inc.
(A Development Stage Enterprise)
Statement of Changes in Stockholders' (Deficit) Equity

	Years Ended December 31,		Additional Paid In Capital	Accumulated Deficit	Total
	Shares	Amount

Beginning, July 14, 2008 (Inception)	-	$-	$-	$-	$-
Common stock issued for cash	2,000,000	2,000	2,825	-	4,825
Common stock issued for services	250,000	250	-	-	250
Net loss, period ended December 31, 2008	-	-	-	(5,075)	(5,075)
Balance, December 31, 2008	2,250,000	2,250	2,825	(5,075)	-

Common stock issued for cash	2,005,000	2,005	18,045	-	20,050
Net loss, year ended December 31, 2009	-	-	-	(20,295)	(20,295)
Balance, December 31, 2009	4,255,000	4,255	20,870	(25,370)	(245)

Common stock issued for services	4,250,000	4,250	35,402	-	39,652
Beneficial conversion feature	-	-	617	-	617
Net loss, year ended December 31, 2010	-	-	-	(49,861)	(49,861)
Balance, December 31, 2010	8,505,000	8,505	56,889	(75,231)	(9,837)
Common stock issued for services	-	-	-	-	-
Beneficial conversion feature	-	-	-	-	-
Net loss, year ended December 31, 2011	-	-	-	(25,497)	(25,497)
Balance, December 31, 2011	8,505,000	$8,505	$56,889	$(100,728)	$(35,334)
Common stock issued for services	-	-	-	-	-
Beneficial conversion feature	-	-	7,500	-	7,500
Net Income, year ended December 31, 2012	-	-	-	8,132	8,132
Balance, December 31, 2012	8,505,000	$8,505	$64,389	$(92,596)	$(19,702)

Beneficial conversion feature	-	-	-	-	-
Net Income, year ended December 31, 2013	-	-	-	(7,975)	(7,975)
Balance, December 31, 2013	8,505,000	$8,505	$64,389	$(100,571)	$(27,677)

See accompanying notes to financial statements

Statements of Cash Flows
		Years Ended December 31,		For the Period July 14, 2008 (Inception) to December 31, 2014
		2014	2013
			Restated
Cash flows from operating activities
Net income / (loss)		$(4,375)	$(7,975)		$(104,945)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of common stock in exchange for services		-	-		39,652
Non-cash interest - beneficial conversion feature		-	-		616
Changes in operating assets and liabilities:
Accounts payable		3,750	7,350		13,211
Accrued expense		-	-		4,000
Accrued interest		625	625		1,841
Net cash used in operating activities		-	-		(45,625)

Cash flows from investing activities		-	-		-

Cash flows from financing activities
Proceeds from related party loan		-	-		17,500
Proceeds from issuance of stock		-	-		28,125
Net cash provided by financing activities		-	-		45,625

Net change in cash		-	-		-
Cash at beginning of year		-	-		-
Cash at end of year		$-	$-		$-

Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock for professional and consulting services		$-	$-		$40,452
Issuance of convertible notes with beneficial conversion feature		$-	$-		$7,500
Supplemental cash flow information:
Cash paid for interest		$-	$-		$-
Cash paid for income taxes		-	$-		$-

See accompanying notes to financial statements

WESTERN LUCRATIVE ENTERPRISES, INC.

(A Development Stage Company)

Notes to Financial Statements

December 31, 2014 and 2013

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

Concentration of Risk

The Company at times may maintain a cash balance in excess of insured limits. However, as of December 31, 2014, the Company has no cash in excess of insured limits.

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

WESTERN LUCRATIVE ENTERPRISES, INC.

(A Development Stage Company)

Notes to Financial Statements

December 31, 2014 and 2013

___________________________________________________________________________________________________________

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

Accounts Payable and Accrued expense

The Company has accounts payable and accrued expenses in the amount of $20,211, and $16,461 as of December 31, 2014, and 2013 respectively.

During the course of the audit it was pointed out that the annual audit fees for 2012 and 2013 in the amounts of $3,750 for each year had in fact been paid directly by the majority shareholder, and the liability of the company to the shareholder was not yet reflected in the professional fees expenses or the accounts payable balance for those years. This situation has now been corrected.

WESTERN LUCRATIVE ENTERPRISES, INC.

(A Development Stage Company)

Notes to Financial Statements

December 31, 2014 and 2013

___________________________________________________________________________________________________________

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

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Advertising

Advertising expenses related to specific jobs are allocated and classified as costs of goods sold. Advertising expenses not related to specific jobs are recorded as general and administrative expenses. No advertising expense was incurred for the years ended December 31, 2014 and 2013.

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

The Company has authorized seven hundred and fifty million shares of common stock with a par value of $.001. As of December 31, 2014 and 2013, there are 8,505,000 shares of common stock issued and outstanding.

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

•

WESTERN LUCRATIVE ENTERPRISES, INC.

•

(A Development Stage Company)

•

Notes to Financial Statements

•

December 31, 2014 and 2013

•

_______________________________________________________________________________________________________

The Company’s adoption of FASB ASC Topic 825 effectively at the inception did not have a material impact on the Company’s financial statements.

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The carrying value of financial assets and liabilities recorded at fair value is measured on a recurring or nonrecurring basis. Financial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs. The

Company had no financial assets or liabilities carried and measured on a nonrecurring basis during the reporting periods. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared. The Company does not have financial assets as an investment carried at fair value on a recurring basis as of December 31, 2014.

The availability of inputs observable in the market varies from instrument to instrument and depends on a variety of factors including the type of instrument, whether the instrument is actively traded, and other characteristics particular to the transaction. For many financial instruments, pricing inputs are readily observable in the market, the valuation methodology used is widely accepted by market participants, and the valuation does not require significant management discretion. For other financial instruments, pricing inputs are less observable in the market and may require management judgment. As of December 31, 2014, the Company has assets and liabilities in cash, various receivables, property and equipment, and various payables. Management believes that they are being presented at their fair market value.

Basic and Diluted Loss per Common Share

Net loss per share is calculated in accordance with SFAS No. 128, "Earnings per Share." The weighted-average number of common shares outstanding during each period is used to compute basic loss per share. Diluted loss per share is computed using the weighted average number of shares and dilutive potential common shares outstanding. Dilutive potential common shares are additional common shares assumed to be exercised. We do not calculate loss per diluted shares to prevent understating the actual loss per share

Basic net loss per common share is based on the weighted-average number of share of common stock outstanding since inception. As of December 31, 2014 and since inception, the Company had 8,505,000 common shares outstanding and 9,595,200 dilutive potential common shares.

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

WESTERN LUCRATIVE ENTERPRISES, INC.

(A Development Stage Company)

Notes to Financial Statements

December 31, 2014 and 2013

_____________________________________________________________________________________________________

Diluted earnings per share are based on the assumption that all dilutive options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options are assumed to be exercised at the time of issuance, and as if funds obtained thereby were used to purchase common stock at the average market price during the period. The Company does not have diluted

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

effects on common stock as there was no warrant or option issued. Basic and diluted earnings per share are the same as there was no dilutive effect of outstanding stock options for the period ended December 31, 2014. The following is a reconciliation of basic and diluted earnings per share for 2014:

Period Ended December 31, 2014
Numerator:
Net income (loss) available to common shareholders	$(4,375)
Denominator:
Weighted average shares – basic	8,505,000
Weighted average shares – diluted 9,595,200

Net income (loss) per share – basic and diluted	$0.00

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

Recently Issued Accounting Pronouncements

Issued In 2014

•

Update No. 2014-18—Business Combinations (Topic 805): Accounting for Identifiable Intangible Assets in a Business Combination (a consensus of the Private Company Council)

•

Update No. 2014-17—Business Combinations (Topic 805): Pushdown Accounting (a consensus of the FASB Emerging Issues Task Force)

•

Update No. 2014-16—Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity (a consensus of the FASB Emerging Issues Task Force)

•

Update No. 2014-15—Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern

•

•

•

•

•

•

WESTERN LUCRATIVE ENTERPRISES, INC.

•

(A Development Stage Company)

•

Notes to Financial Statements

•

December 31, 2014 and 2013

•

_____________________________________________________________________________________________________

•

Update No. 2014-14— Receivables—Troubled Debt Restructurings by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force)

•

•

Update No. 2014-13—Consolidation (Topic 810): Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity (a consensus of the FASB Emerging Issues Task Force)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Financial Accounting Standards Board issued the following 18 ASU’s (Accounting Standards Updates) during 2014.

Due to the fact that The Company is not yet an operating entity none of these pronouncements have any relevance at this time. Should anyone wish to read further detail, then the full text of these pronouncements can be found at http://www.fasb.org/jsp/FASB/Page/SectionPage&cid=1218220137102

•

Update No. 2014-12—Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (a consensus of the FASB Emerging Issues Task Force)

•

Update No. 2014-11—Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures

•

Update No. 2014-10—Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation

•

Update No. 2014-09—Revenue from Contracts with Customers (Topic 606)

o

Section A—Summary and Amendments That Create Revenue from Contracts with Customers (Topic 606) and Other Assets and Deferred Costs—Contracts with Customers (Subtopic 340-40)

o

Section B—Conforming Amendments to Other Topics and Subtopics in the Codification and Status Tables

o

Section C—Background Information and Basis for Conclusions

o

•

Update No. 2014-08—Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity

•

Update No. 2014-07—Consolidation (Topic 810): Applying Variable Interest Entities Guidance to Common Control Leasing Arrangements (a consensus of the Private Company Council)

•

Update No. 2014-06—Technical Corrections and Improvements Related to Glossary Terms

•

Update No. 2014-05—Service Concession Arrangements (Topic 853) (a consensus of the FASB Emerging Issues Task Force)

•

Update No. 2014-04—Receivables—Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (a consensus of the FASB

Emerging Issues Task Force)

•

•

WESTERN LUCRATIVE ENTERPRISES, INC.

•

(A Development Stage Company)

•

Notes to Financial Statements

•

December 31, 2014 and 2013

•

_____________________________________________________________________________________________________

•

Update No. 2014-03—Derivatives and Hedging (Topic 815): Accounting for Certain Receive-Variable, Pay-Fixed Interest Rate Swaps—Simplified Hedge Accounting Approach (a consensus of the Private Company Council)

•

Update No. 2014-02—Intangibles—Goodwill and Other (Topic 350): Accounting for Goodwill (a consensus of the Private Company Council)

•

Update No. 2014-01—Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects (a consensus of the FASB Emerging Issues Task Force)

NOTE B - GOING CONCERN

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

Historically, as the Company has no business revenues, it has mostly relied upon funds contributed by shareholders and associated companies to finance its overheads and research. Management may raise additional capital by retaining net earnings or through future public or private offerings of the Company’s stock or through loans from private investors, although there can be no assurance that it will be able to obtain such financing. The Company’s failure to do so could have a material and adverse effect upon it and its shareholders.

NOTE C – NOTES PAYABLE & DEBT DISCOUNTS

On December 31, 2012, the Company issued two new Convertible Notes in the amounts of $6,000 and $1,500 to Magellan Capital Partners, Inc. and Savile Town Investments, Inc. respectively.

The chart below summarizes the term of the Notes Payable & Debt Discounts of the Company as of December 31, 2014. The Company is currently in good standing of its promissory notes to Millenium Group, Inc. (“Millenium”), a California corporation, Magellan Capital

Partners (“Magellan”) and Savile Town Investments, Inc. (“Savile Town”).

WESTERN LUCRATIVE ENTERPRISES, INC.

(A Development Stage Company)

Notes to Financial Statements

December 31, 2014 and 2013

___________________________________________________________________________________________________________

Terms	Amount

Notes Payable to Related Party (Millenium): Effective as of August 20, 2010; principal of $10,000 at 2.5% APR; convertible into 4% of fully diluted common shares; due on August 20, 2016, net of unamortized discount related to the debt accretion of $0.

Notes Payable to Related Party (Magellan): Effective as of December 31, 2012; principal of $6,000 at 5.0% APR; convertible into 600,000 fully diluted common shares; due on December 31, 2015, net of unamortized discount related to the debt accretion of $0.

Notes Payable to Related Party (Savile Town): Effective as of December 31, 2012; principal of $1,500 at 5.0% APR; convertible into 150,000 fully diluted common shares; due on December 31, 2015, net of unamortized discount related to the debt accretion of $0.

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

In accordance with ASC 470-20, Debt with conversion and other options, as the conversion price of the share is a fixed price at $0.01 per diluted common shares, the beneficial conversion feature or BCF of Notes were calculated based on the intrinsic value. The fair value of the shares at the issuance date, December 31, 2012was $0.52 and the BCF is $0.51 per share. As the total BCF is greater than the total proceeds of the $7,500 convertible notes, in accordance with ASC 470-20 the BCF is limited to the total proceeds of the convertible notes which is $7,500. We recorded the total convertible value of the notes issued to the Company in the amount of $7,500 as a debt discount upon issuance, and amortized this debt discount as interest expense over the life of the note. We recorded interest expense in the amount of $625 for the year ended December 2014 in connection with these Notes.

Convertible Note to Millenium Group, Inc.

The original beneficial conversion feature was resulted from a note issued to Millenium Group, Inc. in the amount of $10,000 on August 20, 2010. The note is convertible at holder’s option into 4% of the Company’s fully diluted common shares at the time of conversion, with anti-dilution protection (not adjusted for splits or new issuances), and matures on August 20, 2016.

On August 20, 2015, this note was renewed and the mature date is extended to August 20, 2016. No beneficial conversion feature occurs with this note renewal since the beneficial conversion feature had been recognized, and had been completely amortized. As of December 31, 2014, there is $1,091.78 accrued interest which is due on the maturity date of note.

WESTERN LUCRATIVE ENTERPRISES, INC.

(A Development Stage Company)

Notes to Financial Statements

December 31, 2014 and 2013

_________________________4__________________________________________________________________________________

NOTE C – NOTES PAYABLE & DEBT DISCOUNTS (CONTINUED)

As of December 31, 2014, the carrying values of our short-term and long-term notes payable are as follows:

	Effective Interest Rate	Principal	Discount	December 31, 2014
Current notes payable
Magallen Group Inc.	5.00%	6,000	6,000	-
Savile Town Investments, Inc.	5.00%	1,500	1,500	-
Total short-term notes payable		$7,500	$7,500	$-
Long-term notes payable
Millenium Group Inc.	2.50%	10,000	-	10,000
Total long-term notes payable		$10,000	$-	$10,000

Total short-term and long-term notes payable		$17,500	$7,500	$10,000

As of December 31, 2014, the future principal payments of the above convertibles notes are as follows:

2014	0
2015	10,000
Total	$10,000

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

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the periods ended December 31, 2014 or 2013, applicable under ACS 740.  As a result of the adoption of ACS 740, we did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of accumulated deficit on the balance sheet.

WESTERN LUCRATIVE ENTERPRISES, INC.

(A Development Stage Company)

Notes to Financial Statements

December 31, 2014 and 2013

___________________________________________________________________________________________________________

NOTE D – INCOME TAX (CONTINUED)

The component of the Company’s deferred tax asset as of December 31, 2014 and 2013 is as follows:

	2014	2013
Net operating loss carry forward	104,945	100,570
Valuation allowance	(104,945)	(100,570)
Net deferred tax asset	$ -	$ -

The Company did not pay any income taxes during the periods ended December 31, 2014 or 2013.

The net federal operating loss carry forward will expire in 2032.  This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

NOTE E – COMMON STOCK

The Company's articles of incorporation provide for the authorization of seven hundred fifty million shares of common stock with par values of $0.001. Common stock holders have all the rights and obligations that normally pertain to stockholders of Iowa corporations.  As of December 31, 201, the Company had 8,505,000 shares of common stock issued and outstanding.

NOTE F – OTHER INCOME

There was no other income during the years ended December 31, 2014 and year ended December 31, 2013.

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

December 31, 2014 and 2013

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

NOTE I – SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after December 31, 2014 through the date of this filing in accordance with FASB ASC 855 “Subsequent Events”. The Company determined that it does not have any additional subsequent event requiring recording or disclosure.

 NOTE 2 – RESTATEMENT OF EARLIER YEARS

As mentioned above in these notes, it has been necessary to restate the Financial Statements for the two years ended December 31, 2013 and December 31, 2012, specifically to record the direct payment of the audit fees for those years. The net effect was to increase the reported loss for each of those years by $3,750, and to increase the accounts payable balance by a similar amount.

23