Form 10-K/A
period 2013-12-31
WESTERN LUCRATIVE ENTERPRISES, INC.
filed 2015-09-25
CIK 1442101

                             UNITED STATES

    SECURITIES AND EXCHANGE COMMISSION

                                Washington, D.C. 20549

FORM 10-K/A

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

Explanatory Note

,

This Amendment No. 1 to the Annual Report on Form 10-K filed by Western Lucrative Enterprises, Inc., a Iowa corporation (“we,” “our,” “us,”  or the “Company”), on September 25, 2014 is being filed in its entirety due to the re-statement of the Year Ended December 31, 2013 Financial Statements and the Year Ended December 31, 2012 Financial Statements by our Auditor, Yu Certified Public Accountant, P.C. Although the changes reflect only minor adjustments to the accounts payable balances, and effect the Financial Statements only, the income statement amounts are referenced at various points in the body of the report, hence the decision to re-file the complete report.

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

Western Lucrative Enterprises, Inc. was incorporated on July 14, 2008. As of the date of this document, we have generated no revenues and substantial expenses. This resulted in a net loss of $100,570 since inception, which is attributable to general and administrative expenses.

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

(ii) RESULTS OF OPERATIONS

The Company has earned no significant revenue or profits to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. The Company incurred a net loss of $7,975 for the year ended Dec. 31, 2013, as compared to a net profit of $8,132 for 2012. From the date of inception July 14, 2008, to Dec. 31, 2013 the Company lost a total of $100,571. Most labor and services have been compensated with issuances of stock and convertible notes payable.

Liquidity and Capital Resources

The Company has financed its expenses and costs thus far through financing and through the increase in its accounts payable, payments made by others for the company and by the settlement of the payable amounts with shares of common stock of the Company. As of December 31, 2013, the Company had a cash of $0 compared to cash of $0 as of December 31, 2012.

For the most recent fiscal year, 2013, the Company showed a loss in the amount of $7,975 and a profit of $8,132 for 2012. The loss in the current year arose from the accrual of interest on the Notes Payable and the audit fees. The earlier years losses are a result of organizational expenses and expenses associated with setting up a Company structure in order to begin implementing its business plan, as well as professional fees. The Company anticipates that until these procedures are completed, it will not generate revenues, and may continue to operate at a loss thereafter, depending upon the performance of the business.

During the period from July 14, 2008 (date of inception) through Dec. 31, 2013\, the Company has incurred an accumulated net loss of $100,571 and has not attained profitable operations. The Company is dependent upon obtaining adequate financing to enable it to pursue its business plan and manage its operations so that they are profitable.

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

Audit Fees

The aggregate fees billed by Yu for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 1O-Q or services that are normally provided in connection with statutory and regulatory filings was $3,750 for the fiscal year ended Dec.31, 2013, and the re-certification of the fiscal year ended Dec. 31, 2012.

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

Date: September 24, 2015

By: lsi Neville Pearson

Neville Pearson, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: September 24, 2015

By: lsi Neville Pearson

Neville Pearson, President and Director

(Principal Executive Officer)

Date: September 24, 2015

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

/s/ Yu Certified Public Accountant, P.C.

New York, New York

August 12, 2015

Certified Public Accountants

136-20 38TH AVENUE, Suite 10i (F), Flushing NY 11354

Tel: 347-618-9237, 718-813-2130

Email: Info@ywlcpa.com

                         WESTERN LUCRATIVE ENTERPRISES, INC.

                                                          (A Development Stage Company)

   Financial Statements

December 31, 2013 and 2012

 WESTERN LUCRATIVE ENTERPRISES, INC.

(A Development Stage Company)

Financial Statements

December 31, 2013 and 2012

                                                                                                                                                             Page(s)

Report of Independent Registered Public Accounting Firm                                                                                                              15

Balance Sheets As of December 31, 2013 and 2012                                                                                                                         18

Statements of Operations For the Years Ended December 31, 2013 and 2012, and the Period from the

Inception on July 14, 2008 to December 31, 2013                                                                                                                           19

Statement of Changes in Stockholders' (Deficit) Equity for the Period from the Inception on July 14, 2008

to December 31, 2013                                                                                                                                                                      20

Statements of Cash Flows For the Years Ended December 31, 2013 and 2012, and the Period from the

Inception on July 14, 2008 to December 31, 2013                                                                                                                          21

Notes to the Financial Statements                                                                                                                                                22-31

Western Lucrative Enterprises, Inc.
(A Development Stage Enterprise)
Balance Sheets

	December 31,		December 31
	2013		2012
	(Restated)		(Restated)
ASSETS

Current Assets
Cash	$--		$--
Total Current Assets	--		--
Total Assets	$--		$--

LIABILTITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Current Liabilities
Accounts Payable	$12,461	$5,111
Accrued Expense	4,000		4,000
Accrued Interest	1,215		590
Related Party Loan (current portion)	17,500		7,500
Loan Discount - Beneficial conversion feature	(7,500)		(7,500)
Total Current Liabilities	27,676		19,701

Related Party Loan	0		--

Total Long Term Liabilities	--		--

Total Liabilities	27,676		19,701

Stockholders' Deficit
Common stock, $0.001 par value;
75,000,000 shares authorized,
8,505,000 shares issued and outstanding
as of December 31, 2013 and 2012,
respectively	8,505		8,505
Additional paid in capital	64,389		64,389

Deficit accumulated during the development stage	(100,570)		(92,595)

Total Stockholders' Deficit	(27,676)		(19,701)

Total Liabilities and Stockholders' (Deficit) Equity	$--		$--

See Accompanying Notes to Financial Statements

Western Lucrative Enterprises, Inc.
(A Development Stage Enterprise)
Statements of Operations

			For the Period
			7/14/2008
	Years Ended December 31,		(Inception) to
	2013	2012	12/31/2013
	(Restated)	(Restated)

Net Revenue	$--	$--	$--

Expenses
General and Administrative	--	600	37,682
Professional fees	7,350	9,750	79.992
Total Expenses	7,350	10,350	117,674

Other Income/(expense)
Other Income	--	18,936	18,936
Interest Expense	(625)	(454)	(1,833)
Total other income/(expense)	(625)	18,482	17,103

Net Income /(Loss)	$(7,975)	$8,132	$(100,571)

Basic and Diluted Loss per common share	$0.00	$0.00

Weighted average common shares outstanding:
Basic	8,505,000	8,505,000
Diluted	9,595,200	8,845,200

See Accompanying Notes to Financial Statements

Western Lucrative Enterprises, Inc.
(A Development Stage Enterprise)
Statement of Changes in Stockholders' (Deficit) Equity

		Common Stock		Additional	Accumulated
	Shares		Amount	Paid in Capital	Deficit	Total

Beginning, July 14, 2008
(Inception)	--		$--	$--	$--	$--

Common Stock issued for cash	2,000,000		2,000	2,825	--	4,825
Common Stock issued for services	250,000		250	--	--	250
Net Loss, period ended
December 31, 2008	--		--	--	(5,075)	(5,075)
Balance, December 31, 2008	2,250,000		2,250	2,825	(5,075)	--

Common Stock issued for cash	2,005,000		2,005	18,045	--	20,050
Net Loss, Year Ended
December 31, 2009	--		--	--	(20,295)	(20,295)
Balance, December 31, 2009	4,255,000		4,250	20,870	(25,370)	(245)

Common Stock issued for services	4,250,000		4,250	35,402	--	39,652
Beneficial conversion feature	--		--	617	--	617
Net loss, year ended
December 31, 2010	--		--	--	(49,861)	(49,861)
Balance, December 31, 2010	8,505,000		8,505	56,889	(75,231)	(9,837)

Common stock issued for services	--		--	--	--	--
Beneficial conversion feature	--		--	--	--	--
Net loss, year ended
December 31, 2011	--		--	--	(25,497)	(25,497)
Balance, December 31, 2011	8,505,000		8,505	56,889	(100,728)	(35,334)

Common stock issued for services	--		--	--	--	--
Beneficial conversion feature	--		--	7,500	--	7,500
Net Income, year ended
December 31, 2012	--		--	--	8,132	8,132
Balance, December 31, 2012	8,505,000		8,505	64,389	(92,956)	(19,702)

Beneficial conversion feature	--		--	--	--	--
Net Income, year ended
December 31, 2013	--		--	--	(7,975)	(7,975)
Balance, December 31, 2013	$8,505,000		$8,505	$64,389	$(100,571)	$(27,677)

See Accompanying Notes to Financial Statements

Western Lucrative Enterprises, Inc.
(A Development Stage Enterprise)
Statement of Cash Flows

				For the Period
				7/14/2008
	Years Ended December 31,			(Inception) to
	2013		2012	12/31/2013
	(Restated)		(Restated)

Cash flows from operating activities
Net Income /(loss)	$(7,975)		$8,132	$(89,471)
Adjustments to reconcile net loss to
net cash used in operating activities:
Issuance of common stock in
exchange for services	--		--	39,652
Non-cash interest - beneficial
conversion feature	--		204	616
Changes in operating assets and liabilities:
Accounts payable	7,350		(20,086)	1,961
Accrued expense		--	4,000	4,000
Accrued interest	625		250	1,217

Net cash used in operating activities	--		(7,500)	(45,625)

Cash flows from investing activities	--		--	--

Cash flows from financing activities
Proceeds from related party loan	--		7,500	17,500
Proceeds from issuance of stock	--		--	28,125
Net cash provided by financing activities	--		7,500	45,625

Net change in cash	--		--	--
Cash at beginning of year	--		--	--
Cash at end of year	$--		$--	$--

Supplemental disclosure of non-cash
investing and financing activities:

Issuance of commons tock for professional
and consulting services	$--		$--	$40,452
Issuance of convertible notes with
beneficial conversion feature	$--		$7,500	$7,500

Supplemental cash flow information:
Cash paid for interest	$--		$--	$--
Cash paid for income taxes	$--		$--	$--

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

Accounts Payable and Accrued expense

The Company has accounts payable and accrued expenses in the amount of $16,461 and $9,111 as of December 31, 2013, and 2012 respectively.

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

Period Ended December 31, 2013
Numerator:
Net income (loss) available to common shareholders	$(7,975)
Denominator:
Weighted average shares – basic	8,505,000
Weighted average shares – diluted 9,595,200

Net income (loss) per share – basic and diluted	$0.00

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

100,570

92,595

Valuation allowance

(100,570)

(92,595)

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