Form 10-K/A
period 2013-12-31
WESTERN LUCRATIVE ENTERPRISES, INC.
filed 2015-10-02
CIK 1442101

                             UNITED STATES

    SECURITIES AND EXCHANGE COMMISSION

                                Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

Explanatory Note

,

This Amendment No. 2 to the Annual Report on Form 10-K filed by Western Lucrative Enterprises, Inc., a, Iowa corporation (“we,” “our,” “us,”  or the “Company”), on September 25, 2014 is being filed in its entirety due to the re-statement of the Year Ended December 31, 2013 Financial Statements and the Year Ended December 31, 2012 Financial Statements by our Auditor, Yu Certified Public Accountant, P.C. Although the changes reflect only minor adjustments to the accounts payable balances, and effect the Financial Statements only, the income statement amounts are referenced at various points in the body of the report, hence the decision to re-file the complete report.

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

Western Lucrative Enterprises, Inc. was incorporated on July 14, 2008. As of the date of this document, we have generated no revenues and substantial expenses. This resulted in a net loss of $100,571 since inception, which is attributable to general and administrative expenses.

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

During the period from July 14, 2008 (date of inception) through Dec. 31, 2013, the Company has incurred an accumulated net loss of $100,571 and has not attained profitable operations. The Company is dependent upon obtaining adequate financing to enable it to pursue its business plan and manage its operations so that they are profitable.

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

Date: October 2, 2015

By: lsi Neville Pearson

Neville Pearson, President and Director

(Principal Executive Officer)

Date: October 2, 2015

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

New York, New York

August 12, 2015

Certified Public Accountants

136-20 38TH AVENUE, Suite 10i (F), Flushing NY 11354

Tel: 347-618-9237, 718-813-2130

Email: Info@ywlcpa.com

                         WESTERN LUCRATIVE ENTERPRISES, INC.

                                                          (A Development Stage Company)

   Financial Statements

December 31, 2013 and 2012

 WESTERN LUCRATIVE ENTERPRISES, INC.

(A Development Stage Company)

Financial Statements

December 31, 2013 and 2012

                                                                                                                                                             Page(s)

Report of Independent Registered Public Accounting Firm                                                                                                              15

Balance Sheets As of December 31, 2013 and 2012                                                                                                                         18

Statements of Operations For the Years Ended December 31, 2013 and 2012, and the Period from the

Inception on July 14, 2008 to December 31, 2013                                                                                                                           19

Statement of Changes in Stockholders' (Deficit) Equity for the Period from the Inception on July 14, 2008

to December 31, 2013                                                                                                                                                                      20

Statements of Cash Flows For the Years Ended December 31, 2013 and 2012, and the Period from the

Inception on July 14, 2008 to December 31, 2013                                                                                                                          21

Notes to the Financial Statements                                                                                                                                                22-31

Western Lucrative Enterprises, Inc.
(A Development Stage Enterprise)
Balance Sheets

	December 31,		December 31
	2013		2012
	(Restated)		(Restated)
ASSETS

Current Assets
Cash	$--		$--
Total Current Assets	--		--
Total Assets	$--		$--

LIABILTITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Current Liabilities
Accounts Payable	$12,461	$5,111
Accrued Expense	4,000		4,000
Accrued Interest	1,215		590
Related Party Loan (current portion)	17,500		7,500
Loan Discount - Beneficial conversion feature	(7,500)		(7,500)
Total Current Liabilities	27,676		9,701

Related party loans	--		10,000

Total long term liabilities	--		10,000

Total Liabilities	27,676		19,701

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

See Accompanying Notes to Financial Statements

Western Lucrative Enterprises, Inc.
(A Development Stage Enterprise)
Statement of Changes in Stockholders' (Deficit) Equity

		Common Stock		Additional	Accumulated
	Shares		Amount	Paid in Capital	Deficit	Total

Beginning, July 14, 2008
(Inception)	--		$--	$--	$--	$--

Common Stock issued for cash	2,000,000		2,000	2,825	--	4,825
Common Stock issued for services	250,000		250	--	--	250
Net Loss, period ended
December 31, 2008	--		--	--	(5,075)	(5,075)
Balance, December 31, 2008	2,250,000		2,250	2,825	(5,075)	--

Common Stock issued for cash	2,005,000		2,005	18,045	--	20,050
Net Loss, Year Ended
December 31, 2009	--		--	--	(20,295)	(20,295)
Balance, December 31, 2009	4,255,000		4,250	20,870	(25,370)	(245)

Common Stock issued for services	4,250,000		4,250	35,402	--	39,652
Beneficial conversion feature	--		--	617	--	617
Net loss, year ended
December 31, 2010	--		--	--	(49,860)	(49,860)
Balance, December 31, 2010	8,505,000		8,505	56,889	(75,230)	(9,836)

Common stock issued for services	--		--	--	--	--
Beneficial conversion feature	--		--	--	--	--
Net loss, year ended
December 31, 2011	--		--	--	(25,497)	(25,497)
Balance, December 31, 2011	8,505,000		8,505	56,889	(100,727)	(35,333)

Common stock issued for services	--		--	--	--	--
Beneficial conversion feature	--		--	7,500	--	7,500
Net Income, year ended
December 31, 2012	--		--	--	8,132	8,132
Balance, December 31, 2012	8,505,000		8,505	64,389	(92,595)	(19,701)

Beneficial conversion feature	--		--	--	--	--
Net Income, year ended
December 31, 2013	--		--	--	(7,975)	(7,975)
Balance, December 31, 2013	$8,505,000		$8,505	$64,389	$(100,571)	$(27,676)

See Accompanying Notes to Financial Statements

Western Lucrative Enterprises, Inc.
(A Development Stage Enterprise)
Statement of Cash Flows

				For the Period
				7/14/2008
	Years Ended December 31,			(Inception) to
	2013		2012	12/31/2013
	(Restated)		(Restated)

Cash flows from operating activities
Net Income /(loss)	$(7,975)		$8,132	$(100,571)
Adjustments to reconcile net loss to
net cash used in operating activities:
Issuance of common stock in
exchange for services	--		--	39,652
Non-cash interest - beneficial
conversion feature	--		204	616
Changes in operating assets and liabilities:
Accounts payable	7,350		(20,086)	9,461
Accrued expense		--	4,000	4,000
Accrued interest	625		250	1,217

Net cash used in operating activities	--		(7,500)	(45,625)

Cash flows from investing activities	--		--	--

Cash flows from financing activities
Proceeds from related party loan	--		7,500	17,500
Proceeds from issuance of stock	--		--	28,125
Net cash provided by financing activities	--		7,500	45,625

Net change in cash	--		--	--
Cash at beginning of year	--		--	--
Cash at end of year	$--		$--	$--

Supplemental disclosure of non-cash
investing and financing activities:

Issuance of commons tock for professional
and consulting services	$--		$--	$40,452
Issuance of convertible notes with
beneficial conversion feature	$--		$7,500	$7,500

Supplemental cash flow information:
Cash paid for interest	$--		$--	$--
Cash paid for income taxes	$--		$--	$--

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

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

reconciliation

effects on common stock as there was no warrant or option issued. Basic and diluted earnings per share are the same as there was no dilutive effect of outstanding stock options for the period ended December 31, 2013. The following is a reconciliation of basic and diluted earnings per share for 2013 and 2012, respectively:

Period Ended December 31, 2013
Numerator:
Net income (loss) available to common shareholders	$(7,975)
Denominator:
Weighted average shares – basic	8,505,000
Weighted average shares – diluted 9,595,200

Net income (loss) per share – basic and diluted	$0.00

Period Ended December 31, 2012
Numerator:
Net income (loss) available to common shareholders	$8,132
Denominator:
Weighted average shares – basic	8,505,000
Weighted average shares – diluted 9,595,200

Net income (loss) per share – basic and diluted	$0.00

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

Recently Issued Accounting Pronouncements

In May 2012, the FASB issued ASU 2012-4, “Fair Value Measurement (Topic 820), Amendments to Achieve Common Fair value Measurement and Disclosure Requirements in US GAAP and IFRS”. The amendment results in a consistent definition of fair value and ensures the fair value measurement and disclosure requirements are similar between GAAP and International Financial Reporting Standards (“IFRS”). This amendment changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements.

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

In February 2013, the FASB issued ASU 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”, The ASU does not change the current requirements for reporting net income or other comprehensive income in financial statements. However, this ASU requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. The guidance is effective prospectively for reporting periods beginning after December 15, 2012 for public entities. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

The Company does not believe any other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect of the consolidated financial position, results of operation and cash flows.

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

NOTE C – NOTES PAYABLE & DEBT DISCOUNTS

On December 31, 2013, the Company extended two Convertible Notes, which were initially issued on December 31, 2012 payable in one year unless earlier converted, in the amounts of $6,000 and $1,500 to Magellan Capital Partners, Inc. and Savile Town Investments, Inc respectively.

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

We recorded interest expense in the amount of $625 for the year ended December 31, 2013 and $250 for the year ended December 31, 2012 in connection with these Notes. As of December 31, 2013 and 2012, there is $1,215 and $590 respectively accrued interest which is due on the mature date of note.

WESTERN LUCRATIVE ENTERPRISES, INC.

(A Development Stage Company)

Notes to Financial Statements

December 31, 2013 and 2012

___________________________________________________________________________________________________________

NOTE C – NOTES PAYABLE & DEBT DISCOUNTS (CONTINUED)

NOTE C – NOTES PAYABLE & DEBT DISCOUNTS (CONTINUED)

As of December 31, 2013, the carrying values of our short-term and long-term notes payable are as follows:

	Effective Interest Rate	Principal	Discount	December 31, 2013
Current notes payable
Magallen Group Inc.	5.00%	6,000	6,000	-
Savile Town Investments, Inc.	5.00%	1,500	1,500	-
Millenium Group Inc.	2.50%	10,000	-	10,000
Total short-term notes payable		$17,500	$7,500	$10,000
Long-term notes payable

Total long-term notes payable		$-	$-	$-

Total short-term and long-term notes payable		$17,500	$7,500	$10,000

As of December 31, 2013, the future principal payments of the above convertibles notes are as follows:

2014	17,500
Total	$17,500

As of December 31, 2012, the carrying values of our short-term and long-term notes payable are as follows:

	Effective Interest Rate	Principal	Discount	December 31, 2012
Current notes payable
Magallen Group Inc.	5.00%	6,000	6,000	-
Savile Town Investments, Inc.	5.00%	1,500	1,500	-
Total short-term notes payable		$7,500	$7,500	$-
Long-term notes payable
Millenium Group Inc.	2.50%	10,000	-	10,000
Total long-term notes payable		$10,000	$-	$10,000

Total short-term and long-term notes payable		$17,500	$7,500	$10,000

As of December 31, 2013, the future principal payments of the above convertibles notes are as follows:

2013	7,500
2014	10,000
Total	$17,500

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

(A Development Stage Company)

Notes to Financial Statements

December 31, 2013 and 2012

___________________________________________________________________________________________________________

NOTE D – INCOME TAX (CONTINUED)

The component of the Company’s deferred tax asset as of December 31, 2013 and 2012 is as follows:

2013

	2013	2012
Net operating loss carry forward	100,571	92,595
Valuation allowance	(100,571)	(92,595)
Net deferred tax asset	$ -	$ -

The Company did not pay any income taxes during the periods ended December 31, 2013 or 2012.

The net federal operating loss carry forward will expire in 2032.  This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

NOTE E – COMMON STOCK

The Company's articles of incorporation provide for the authorization of 750,000,000 shares of common stock with par values of $0.001. Common stock holders have all the rights and obligations that normally pertain to stockholders of Iowa corporations.  As of December 31, 2013 and 2012, the Company had 8,505,000 shares of common stock issued and outstanding.

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

The vendor (Whitehall Montague Partners – DISSOLVED as of December 31, 2012) of the forgiveness of $18,936 accounts payable, as mentioned in NOTE F was owned 25% by Neville Pearson a Director of the Company and also its current President, Treasurer and Secretary.

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