Form 10-K/A
period 2014-12-31
WESTERN LUCRATIVE ENTERPRISES, INC.
filed 2015-10-05
CIK 1442101

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE

SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

Commission file number: 000-34714

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

  Securities registered pursuant to Section 12(g) of the Act:   Common Stock, $.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes [   ]   No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes [  ]   No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]   No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [ ]   No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K  (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Yes [  ]   No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ] Non-accelerated filer [ ]	Accelerated filed [ ] Smaller reporting company [X]

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

Form 10-K Annual Report

Table of Contents

PART I

Item 1. Business

3

Item 1A. Risk Factors

4

Item 1B.    Unresolved Staff Comments

4

Item 2.       Properties

4

Item 3.       Legal Proceedings

5

PART II

Item 5.      Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity

5

Item 6.      Selected Financial Data

4

Item 7.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

5

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk

7

Item 8.      Financial Statements and Supplementary Data

7

Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

7

Item 9A.   Controls and Procedures

7

Item 9B.   Other Information

8

PART III

Item 10.     Directors, Executive Officers, and Corporate Governance

9

Item 11.     Executive Compensation

10

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

10

Item 13.     Certain Relationships and Related Transactions, and Director Independence

11

Item 14.     Principal Accounting Fees and Services.

11

PART IV

Item 15.    Exhibits and Financial Statement Schedules

12

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

ITEM 4.MINE SAFETY DISCLOSURES

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not Applicable.

ITEM 9A(T).CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our president and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures" (as defined in the Exchange Act Rules 13a-15(e) and 15d-15

(e) as of the end of the period covered by this report (the "Evaluation Date"). Based upon that evaluation, the president and chief financial officer concluded that as of the Evaluation Date, our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (ii) is accumulated and communicated to our management, including our president and chief financial officer, as appropriate to allow timely decisions regarding required disclosure since our auditor had to make audit adjustments. Our management intends to work more closely with our auditors to correct this ineffectiveness.

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

Date: October 2, 2015

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

Statement of Changes in Stockholders' (Deficit) Equity for the Period from the Inception on July 14, 2008

To December 31, 2014

Statements of Cash Flows for the Years Ended December 31, 2014 and 2013, and the Period from the

Inception on July 14, 2008 to December 31, 2014

Notes to the Financial Statements 6-13

15 Western Lucrative Enterprises, Inc.
(A Development Stage Enterprise)
Balance Sheets

		Years Ended December 31,
		2014	2013
Restated
ASSETS
Current assets
Cash		$-	$-
Total current assets		-	-
Total assets		$-	$-

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Current liabilities
Accounts payable		$16,211	$12,461
Accrued expense		4,000	4,000
Accrued interest		1,840	1,215
Related party loan (current portion)		7,500	17,500
Loan Discount - Beneficial conversion feature		(7,500)	(7,500)
Total current liabilities		22,051	27,676
Related party loans		10,000
Total long term liabilities		10,000	-

Total liabilities		32,051	27,676

Stockholders' Deficit
Common stock, $0.001 par value; 750,000,000 shares authorized, 8,505,000 shares issued and outstanding as of December 31, 2014 and 2013, respectively.		8,505	8,505
Additional paid in capital		64,389	64,389
Deficit accumulated during the development stage		(104,945)	(100,570)
Total stockholders' Deficit		(32,051)	(27,676)

Total liabilities and stockholders' (deficit) equity		$-	$-
See accompanying notes to financial statements 16 Western Lucrative Enterprises, Inc.
(A Development Stage Enterprise)
Statement of Operations

	Years Ended December 31,			For the Period July 14, 2008 (Inception) to December 31, 2014
	2014		2013
			Restated

Net Revenue	$-		$-	$-

Expenses
General and administrative	-		-	37,682
Professional fees	3,750		7,350	83,742
Total expenses	-		7,350	121,424

Other income / (expense)
Other income	-		-	18,937
Interest expense	(625)		(625)	(2,458)
Total other income / (expense)	(625)		(7,975)	16,479

Other Comprehensive Income (Loss)	-		-	-
Net Income / (loss)	$(4,375)		$(7,975)	$(104,945)

Basic and diluted loss per common share	$0.00		$(0.00)

Weighted average common shares outstanding:
Basic	8,505,000		8,505,000

Diluted	9,595,200		9,595,200

See accompanying notes to financial statements
17 Western Lucrative Enterprises, Inc.
(A Development Stage Enterprise)
Statement of Changes in Stockholders' (Deficit) Equity

	Years Ended December 31,		Additional Paid In Capital	Accumulated Deficit	Total
	Shares	Amount

Beginning, July 14, 2008 (Inception)	-	$-	$-	$-	$-
Common stock issued for cash	2,000,000	2,000	2,825	-	4,825
Common stock issued for services	250,000	250	-	-	250
Net loss, period ended December 31, 2008	-	-	-	(5,075)	(5,075)
Balance, December 31, 2008	2,250,000	2,250	2,825	(5,075)	-

Common stock issued for cash	2,005,000	2,005	18,045	-	20,050
Net loss, year ended December 31, 2009	-	-	-	(20,295)	(20,295)
Balance, December 31, 2009	4,255,000	4,255	20,870	(25,370)	(245)

Common stock issued for services	4,250,000	4,250	35,402	-	39,652
Beneficial conversion feature	-	-	617	-	617
Net loss, year ended December 31, 2010	-	-	-	(49,861)	(49,861)
Balance, December 31, 2010	8,505,000	8,505	56,889	(75,231)	(9,837)
Common stock issued for services	-	-	-	-	-
Beneficial conversion feature	-	-	-	-	-
Net loss, year ended December 31, 2011	-	-	-	(25,497)	(25,497)
Balance, December 31, 2011	8,505,000	$8,505	$56,889	$(100,727)	$(35,333)
Common stock issued for services	-	-	-	-	-
Beneficial conversion feature	-	-	7,500	-	7,500
Net Income, year ended December 31, 2012	-	-	-	8,132	8,132
Balance, December 31, 2012	8,505,000	$8,505	$64,389	$(92,596)	$(19,701)

Beneficial conversion feature	-	-	-	-	-
Net Income, year ended December 31, 2013	-	-	-	(7,975)	(7,975)
Balance, December 31, 2013	8,505,000	$8,505	$64,389	$(100,571)	$(27,676)
Beneficial conversion feature	-	-	-	-	-
Net Income, year ended December 31, 2014	-	-	-	(4,375)	(4,375)
Balance, December 31, 2014	8,505,000	$8,505	$64,389	$(104,945)	$(32,051)(

See accompanying notes to financial statements

18 Western Lucrative Enterprises, Inc. Statements of Cash Flows
		Years Ended December 31,		For the Period July 14, 2008 (Inception) to December 31, 2014
		2014	2013
			Restated
Cash flows from operating activities
Net income / (loss)		$(4,375)	$(7,975)		$(104,945)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of common stock in exchange for services		-	-		39,652
Non-cash interest - beneficial conversion feature		-	-		616
Changes in operating assets and liabilities:
Accounts payable		3,750	7,350		13,211
Accrued expense		-	-		4,000
Accrued interest		625	625		1,841
Net cash used in operating activities		-	-		(45,625)

Cash flows from investing activities		-	-		-

Cash flows from financing activities
Proceeds from related party loan		-	-		17,500
Proceeds from issuance of stock		-	-		28,125
Net cash provided by financing activities		-	-		45,625

Net change in cash		-	-		-
Cash at beginning of year		-	-		-
Cash at end of year		$-	$-		$-

Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock for professional and consulting services		$-	$-		$40,452
Issuance of convertible notes with beneficial conversion feature		$-	$-		$7,500
Supplemental cash flow information:
Cash paid for interest		$-	$-		$-
Cash paid for income taxes		-	$-		$-

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

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

effects on common stock as there was no warrant or option issued. Basic and diluted earnings per share are the same as there was no dilutive effect of outstanding stock options for the period ended December 31, 2014 and 2013.  The following is a reconciliation of basic and diluted earnings per share for 2014 and 2013 respectively.

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

•

Update No. 2014-16—Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity (a consensus of the FASB Emerging Issues Task Force)

•

Update No. 2014-15—Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern

•

Update No. 2014-14—Receivables—Troubled Debt Restructurings by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force)

•

•

Update No. 2014-13—Consolidation (Topic 810): Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity (a consensus of the FASB Emerging Issues Task Force)

WESTERN LUCRATIVE ENTERPRISES, INC.

(A Development Stage Company)

Notes to Financial Statements

December 31, 2014 and 2013

_____________________________________________________________________________________________________

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

•

Update No. 2014-01—Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects (a consensus of the FASB Emerging Issues Task Force)

The Company does not believe other recently issued but not yet effective accounting standards from ASU 2014-01 to ASU 2014-18, if currently adopted, would have a material effect of the consolidated financial position, results of operation and cash flows.

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

NOTE C – NOTES PAYABLE & DEBT DISCOUNTS

On December 31, 2012, the Company issued two new Convertible Notes in the amounts of $6,000 and $1,500 to Magellan Capital Partners, Inc. and Savile Town Investments, Inc. respectively. On December 31, 2013, the company extended the two notes for one year and on December 31, 2014, the company extended the two notes for another one year.

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

We recorded interest expense in the amount of $625 for the year ended December 2014 and $625 for the year ended December 31, 2013 in connection with these Notes. As of December 31, 2014 and 2013 there is $1,840 and $1,215 accrued interest which is due on the maturity date of note.

WESTERN LUCRATIVE ENTERPRISES, INC.

(A Development Stage Company)

Notes to Financial Statements

December 31, 2014 and 2013

_________________________4__________________________________________________________________________________

NOTE C – NOTES PAYABLE & DEBT DISCOUNTS (CONTINUED)

As of December 31, 2014, the carrying values of our short-term and long-term notes payable are as follows:

	Effective Interest Rate	Principal	Discount	December 31, 2014
Current notes payable
Magallen Group Inc.	5.00%	6,000	6,000	-
Savile Town Investments, Inc.	5.00%	1,500	1,500	-
Total short-term notes payable		$7,500	$7,500	$-
Long-term notes payable
Millenium Group Inc.	2.50%	10,000	-	10,000
Total long-term notes payable		$10,000	$-	$10,000

Total short-term and long-term notes payable		$17,500	$7,500	$10,000

As of December 31, 2014, the future principal payments of the above convertibles notes are as follows:

2015	7,500
2016	10,000
Total	$17,500

As of December 31, 2013, the carrying values of our short-term and long-term notes payable are as follows:

	Effective Interest Rate	Principal	Discount	December 31, 2013
Current notes payable
Magallen Group Inc.	5.00%	6,000	6,000	-
Savile Town Investments, Inc.	5.00%	1,500	1,500	-
Millenium Group Inc.	2.50%	10,000	-	10,000
Total short-term notes payable		$17,500	$7,500	$10,000
Long-term notes payable

Total long-term notes payable		$-	$-	$-

Total short-term and long-term notes payable		$17,500	$7,500	$10,000

As of December 31, 2013, the future principal payments of the above convertibles notes are as follows:

2014	17,500
Total	$17,500

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

Notes to Financial Statements

WESTERN LUCRATIVE ENTERPRISES, INC.

(A Development Stage Company)

December 31, 2014 and 2013

___________________________________________________________________________________________________________

NOTE D – INCOME TAX (CONTINUED)

The component of the Company’s deferred tax asset as of December 31, 2014 and 2013 is as follows:

	2014	2013
Net operating loss carry forward	104,945	100,571
Valuation allowance	(104,945)	(100,571)
Net deferred tax asset	$ -	$ -

The Company did not pay any income taxes during the periods ended December 31, 2014 or 2013.

The net federal operating loss carry forward will expire in 2032.  This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

NOTE E – COMMON STOCK

The Company's articles of incorporation provide for the authorization of seven hundred fifty million shares of common stock with par values of $0.001. Common stock holders have all the rights and obligations that normally pertain to stockholders of Iowa corporations.  As of December 31, 2014 and 2013, the Company had 8,505,000 shares of common stock issued and outstanding.

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

 NOTE J – RESTATEMENT OF EARLIER YEARS

As mentioned above in these notes, it has been necessary to restate the Financial Statements for the two years ended December 31, 2013 and December 31, 2012, specifically to record the direct payment of the audit fees for those years. The net effect was to increase the reported loss for each of those years by $3,750, and to increase the accounts payable balance by a similar amount.