Form 10-Q
period 2015-03-31
WESTERN LUCRATIVE ENTERPRISES, INC.
filed 2016-01-22
CIK 1442101

                             UNITED STATES

    SECURITIES AND EXCHANGE COMMISSION

                                Washington, D.C. 20549

FORM 1O-Q

     QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE

                          SECURITIES AND EXCHANGE ACT OF 1934

                                        For the three month period ended March 31, 2015

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

Yes     No 

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

Yes        No  

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

File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes       No 

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-Q or any amendment to this Form 10-Q.  

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

               Large Accelerated Filer                                                                                    Accelerated Filer 

               Non-accelerated filer                                                                                                               Smaller reporting company 

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      No 

As of March 31, 2015, there was no active trading market for the issuer's common stock, $.001 par value and therefore the value of shares held by affiliates cannot be ascertained.

The number of shares outstanding of the issuer's common stock, $.001 par value, as of March 31, 2015 was 8,505,000 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Western Lucrative Enterprises

Form 10-Q Quarterly Report

Table of Contents

PART 1

ITEM 1.         FINANCIAL STATEMENTS

Financial Statements for the 3 month period ended March 31, 2015 have been prepared by the Management Group of Western Lucrative Enterprises, Inc.

                               WESTERN LUCRATIVE ENTERPRISES, INC.

                                                                   (A Development Stage Company)

   Financial Statements

For the Period ended March 31, 2015, and the Period of July 14, 2008 (Inception) to March 31, 2015.

Western Lucrative Enterprises, Inc.
(A Development Stage Enterprise)
Balance Sheets

	March 31,	December 31,
	2015	2014
ASSETS

Current Assets
Cash	$--	$--
Total Current Assets	--	--
Total Assets	$--	$--

LIABILTITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Current Liabilities
Accounts Payable	$16,810	$16,211
Accrued Expense	4,000	4,000
Accrued Interest	1,996	1,840
Related Party Loan (current portion)	17,500	17,500
Loan Discount - Beneficial conversion feature	(7,500)	(7,500)
Total Current Liabilities	32,806	32,051
Long term liabilities

Related Party Loan	0	0

Total Long Term Liabilities	--	--

Total Liabilities	32,806	32,051

Stockholders' Deficit
Common stock, $0.001 par value;
75,000,000 shares authorized,
8,505,000 shares issued and outstanding
as of March 31, 2015 and December 31, 2014,
respectively	8,505	8,505
Additional paid in capital	64,389	64,389

Deficit accumulated during the development stage	(105,700)	(104,945)

Total Stockholders' Deficit	(32,806)	(32,051)

Total Liabilities and Stockholders' (Deficit) Equity	$--	$--

Western Lucrative Enterprises, Inc.
(A Development Stage Enterprise)
Statement of Operations

			For the Period
			7/14/2008
	Three Months Ended March 31,		(Inception) to
	2015	2014	March 31, 2015
Net Revenue	$--	$--	$--

Expenses
General and Administrative			37,682
Professional fees	600	--	84,342
Total Expenses	600	--	122,024

Other Income/(expense)
Other Income	--	--	18,937
Interest Expense	(155)	(156)	(2,613)
Total other income/(expense)	(155)	(156)	16,324

Net Loss	$(755)	$(156)	$(105,700)

Basic and Diluted Loss per common share	$(0.00)	$(0.00)

Weighted average common shares outstanding:
Basic	8,505,000	8,505,000
Diluted	9,595,200	9,595,200

Western Lucrative Enterprises, Inc.
(A Development Stage Enterprise)
Statement of Cash Flows

	Three Months	Three Months	For the Period
	Ended	Ended	7/14/2008
	March 31,	March 31,	(Inception) to
	2015	2014	March 31, 2015

Cash flows from operating activities
Net Loss	$(755)	$(156)	$(105,700)
Adjustments to reconcile net loss to
net cash used in operating activities:
Issuance of common stock in
exchange for services	--	--	39,652
Non-cash interest - beneficial
conversion feature	--	--	616
Changes in operating assets and liabilities:
Accounts payable	600	--	13,811
Accrued expense	--	--	4,000
Accrued interest	155	156	1,996

Net cash used in operating activities	--	--	(45,625)

Cash flows from investing activities	--	--	--

Cash flows from financing activities
Proceeds from related party loan	--	--	17,500
Proceeds from issuance of stock	--	--	28,125
Net cash provided by financing activities	--	--	45,625

Net change in cash	--	--	--
Cash at beginning of year	--	--	--
Cash at end of year	$--	$--	$--

Supplemental disclosure of non-cash
investing and financing activities:

Issuance of common stock for professional
and consulting services	$--	$--	$40,452
Issuance of convertible notes with
beneficial conversion feature	$--	$--	$7,500

Supplemental cash flow information:
Cash paid for interest	$--	$--	$--
Cash paid for income taxes	$--	$--	$--

WESTERN LUCRATIVE ENTERPRISES, INC.

(A Development Stage Company)

Notes to Financial Statements

For the Three Months ended March 31, 2015 and 2014

and for the Period from July 14, 2008 (Inception) to March 31, 2015

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

Concentration of Risk

The Company at times may maintain a cash balance in excess of insured limits. However, as of March 31, 2015, the Company has no cash in excess of insured limits.

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

WESTERN LUCRATIVE ENTERPRISES, INC.

(A Development Stage Company)

Notes to Financial Statements

For the Three Months ended March 31, 2015 and 2014

and for the Period from July 14, 2008 (Inception) to March 31, 2015

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

Accounts Payable and Accrued expense

The Company has accounts payable and accrued expenses in the amount of $20,811, and $20,211 as of March 31, 2015, and December 31, 2014 respectively.

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

WESTERN LUCRATIVE ENTERPRISES, INC.

(A Development Stage Company)

Notes to Financial Statements

For the Three Months ended March 31, 2015 and 2014

and for the Period from July 14, 2008 (Inception) to March 31, 2015

__________________________________________________________________________________________________________

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Advertising

Advertising expenses related to specific jobs are allocated and classified as costs of goods sold. Advertising expenses not related to specific jobs are recorded as general and administrative expenses. No advertising expense was incurred for the 3 Months ended March 31, 2015 and 2014.

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

The Company has authorized seven hundred and fifty million (750,000,000) shares of common stock with a par value of $.001. As of March 31, 2015 and December 31, 2014.

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

WESTERN LUCRATIVE ENTERPRISES, INC.

(A Development Stage Company)

Notes to Financial Statements

For the Three Months ended March 31, 2015 and 2014

and for the Period from July 14, 2008 (Inception) to March 31, 2015

__________________________________________________________________________________________________________

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The carrying value of financial assets and liabilities recorded at fair value is measured on a recurring or nonrecurring basis. Financial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs. The

Company had no financial assets or liabilities carried and measured on a nonrecurring basis during the reporting periods. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared. The Company does not have financial assets as an investment carried at fair value on a recurring basis as of March 31, 2015.

The availability of inputs observable in the market varies from instrument to instrument and depends on a variety of factors including the type of instrument, whether the instrument is actively traded, and other characteristics particular to the transaction. For many financial instruments, pricing inputs are readily observable in the market, the valuation methodology used is widely accepted by market participants, and the valuation does not require significant management discretion. For other financial instruments, pricing inputs are less observable in the market and may require management judgment. As of March 31, 2015, the Company has assets and liabilities in cash, various receivables, property and equipment, and various payables. Management believes that they are being presented at their fair market value.

Basic and Diluted Loss per Common Share

Net loss per share is calculated in accordance with SFAS No. 128, "Earnings per Share." The weighted-average number of common shares outstanding during each period is used to compute basic loss per share. Diluted loss per share is computed using the weighted average number of shares and dilutive potential common shares outstanding. Dilutive potential common shares are additional common shares assumed to be exercised. We do not calculate loss per diluted shares to prevent understating the actual loss per share

Basic net loss per common share is based on the weighted-average number of share of common stock outstanding since inception. As of March 31, 2015 and since inception, the Company had 8,505,000 common shares outstanding and 9,595,200 dilutive potential common shares.

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

WESTERN LUCRATIVE ENTERPRISES, INC.

(A Development Stage Company)

Notes to Financial Statements

For the Three Months ended March 31, 2015 and 2014

and for the Period from July 14, 2008 (Inception) to March 31, 2015

_____________________________________________________________________________________________________

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

effects on common stock as there was no warrant or option issued. Basic and diluted earnings per share are the same as there was no dilutive effect of outstanding stock options for the period ended March 31, 2015. The following is a reconciliation of basic and diluted earnings per share for the three months ended March 31, 2015:

Period Ended March 31, 2015
Numerator:
Net Loss available to common shareholders	$(755)
Denominator:
Weighted average shares – basic	8,505,000
Weighted average shares – diluted 9,595,200

Net income (loss) per share – basic and diluted	$0.00

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

Recently Issued Accounting Pronouncements

The Financial Accounting Standards Board issued the following 18 ASU’s (Accounting Standards Updates) during 2014 and 2015 to date.

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

•

Update No. 2014-16—Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity (a consensus of the FASB Emerging Issues Task Force)

•

Update No. 2014-15—Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern

WESTERN LUCRATIVE ENTERPRISES, INC.

(A Development Stage Company)

Notes to Financial Statements

For the Three Months ended March 31, 2015 and 2014

and for the Period from July 14, 2008 (Inception) to March 31, 2015

_______________________________________________________________________________________________________

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

•

Update No. 2014-01—Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects (a consensus of the FASB Emerging Issues Task Force)

WESTERN LUCRATIVE ENTERPRISES, INC.

(A Development Stage Company)

Notes to Financial Statements

For the Three Months ended March 31, 2015 and 2014

and for the Period from July 14, 2008 (Inception) to March 31, 2015

_______________________________________________________________________________________________________

Issued In 2015 - to March 31, 2015

•

Update No. 2015-02—Consolidation (Topic 810): Amendments to the Consolidation Analysis

•

Update No. 2015-01—Income Statement—Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items

WESTERN LUCRATIVE ENTERPRISES, INC.

(A Development Stage Company)

Notes to Financial Statements

For the Three Months ended March 31, 2015 and 2014

and for the Period from July 14, 2008 (Inception) to March 31, 2015

___________________________________________________________________________________________________________

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

The chart below summarizes the term of the Notes Payable & Debt Discounts of the Company as of March 31, 2015. The Company is currently in good standing of its promissory notes to Millenium Group, Inc. (“Millenium”), a California corporation, Magellan Capital Partners (“Magellan”) and Savile Town Investments, Inc. (“Savile Town”).

WESTERN LUCRATIVE ENTERPRISES, INC.

(A Development Stage Company)

Notes to Financial Statements

For the Three Months ended March 31, 2015 and 2014

and for the Period from July 14, 2008 (Inception) to March 31, 2015

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

In accordance with ASC 470-20, Debt with conversion and other options, as the conversion price of the share is a fixed price at $0.01 per diluted common shares, the beneficial conversion feature or BCF of Notes were calculated based on the intrinsic value. The fair value of the shares at the issuance date, December 31, 2012 was $0.52 and the BCF is $0.51 per share. As the total BCF is greater than the total proceeds of the $7,500 convertible notes, in accordance with ASC 470-20 the BCF is limited to the total proceeds of the convertible notes which is $7,500. We recorded the total convertible value of the notes issued to the Company in the amount of $7,500 as a debt discount upon issuance, and amortized this debt discount as interest expense over the life of the note. We recorded interest expense in the amount of $156 for the 3 Months ended March 31, 2015 in connection with these Notes.

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

On August 20, 2015, this note was renewed and the maturity date was extended to August 20, 2016. No beneficial conversion feature occurs with this note renewal since the beneficial conversion feature had been recognized, and had been completely amortized. As of March 31, 2015, there is $1,153 accrued interest which is due on the mature date of note.

WESTERN LUCRATIVE ENTERPRISES, INC.

(A Development Stage Company)

Notes to Financial Statements

For the Three Months ended March 31, 2015 and 2014

and for the Period from July 14, 2008 (Inception) to March 31, 2015

___________________________________________________________________________________________________________

NOTE C – NOTES PAYABLE & DEBT DISCOUNTS (CONTINUED)

As of March 31, 2015, the carrying values of our short-term and long-term notes payable are as follows:

	Effective Interest Rate	Principal	Discount	March 31, 2015
Current notes payable
Magallen Group Inc.	5.00%	6,000	6,000	-
Millenium Group, Inc.	2.50%	10,000	-	10,000
Savile Town Investments, Inc.	5.00%	1,500	1,500	-
Total short-term notes payable		$17,500	$7,500	$10,000
Long-term notes payable
		-	-	-
Total long-term notes payable		$-	$-	$-

Total short-term and long-term notes payable		$17,500	$7,500	$10,000

As of March 31, 2015, the future principal payments of the above convertibles notes are as follows:

2015	7,500
2016	10,000
Total	$17,500

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

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the periods ended March 31, 2015 or 2014, applicable under ACS 740.  As a result of the adoption of ACS 740, we did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of accumulated deficit on the balance sheet.

WESTERN LUCRATIVE ENTERPRISES, INC.

(A Development Stage Company)

Notes to Financial Statements

For the Three Months ended March 31, 2015 and 2014

and for the Period from July 14, 2008 (Inception) to March 31, 2015

___________________________________________________________________________________________________________

NOTE D – INCOME TAX (CONTINUED)

The component of the Company’s deferred tax asset as of March 31, 2015 and 2014 is as follows:

	2015	2014
Net operating loss carry forward	105,700	100,726
Valuation allowance	(105,700)	(100,726)
Net deferred tax asset	$ -	$ -

The Company did not pay any income taxes during the periods ended March 31, 2015 or 2014.

The net federal operating loss carry forward will expire in 2032.  This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

NOTE E – COMMON STOCK

The Company's articles of incorporation provide for the authorization of seventy-five million (750,000,000) shares of common stock with par values of $0.001. Common stock holders have all the rights and obligations that normally pertain to stockholders of Iowa corporations.  As of March 31, 2015, the Company had 8,505,000 shares of common stock issued and outstanding.

NOTE F – OTHER INCOME

There was no other income during the 3 Months ended March 31, 2015.

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

WESTERN LUCRATIVE ENTERPRISES, INC.

(A Development Stage Company)

Notes to Financial Statements

For the Three Months ended March 31, 2015 and 2014

and for the Period from July 14, 2008 (Inception) to March 31, 2015

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

NOTE I – SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after March 31, 2015 through the date of this filing in accordance with FASB ASC 855 “Subsequent Events”. The Company determined that it does not have any additional subsequent event requiring recording or disclosure.

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

Western Lucrative Enterprises, Inc. was incorporated on July 14, 2008. As of the date of this document, we have generated no revenues and substantial expenses. This resulted in a net loss of $105,700 since inception, which is attributable to general and administrative expenses. The losses incurred for the three month period to March 31, 2015 and the three month period to March 31, 2014 were $756 and $156 respectively. These losses can be attributed to accrued interest on Convertible Notes. There are no General & Administrative expenses being incurred other than audit fees. The sole officer provides all necessary administrative services free of charge.

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

In accordance with ASC 470-20, Debt with conversions and other options, as the conversion price of the share is a fixed price at $0.01 per diluted common shares, the beneficial conversion features or BCF of these Notes were calculated based on the intrinsic value.  The fair value of the shares at the issuance date, December 31, 2012 was $0.52 and the BCF is $0.51 per share.  As the total BCF is greater than the total proceed of the $7,500 convertible notes, in accordance with ASC 470-20, the BCF is limited to the total proceed of the convertible notes which is $7,500.  We recorded the total convertible value of the notes issued to the Company in the amount of $7,500 as a debt discount upon issuance, and amortized this debt discount as interest expense over the life of the note. We recorded interest expense in the amount of $156 for the three months ended March 31, 2015 in connection with these Notes.

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

(b) Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-I5(f) and 15(d)-15(f) under the 1934 Act). Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2015. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

\

Our management has concluded that, as of March 31, 2015, our internal control over financial reporting was not effective based on these criteria. In its assessment of the effectiveness of internal control over financial reporting as of March 31, 2015, we determined that the following deficiencies constituted a material weakness, as described below.

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

                                                                                      PART II

ITEM 1.                               LEGAL PROCEEDINGS

None.

ITEM 1A.                            RISK FACTORS

There are no material changes in the risk factors set forth in Part 1, Item 1A of the Company’s 10K dated December 31, 2014.

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

>

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Western Lucrative Enterprises, Inc.

Date: January 22, 2016

By: lsi Neville Pearson

Neville Pearson, President, Chief Financial Officer and duly authorized officer