Form 10-Q
period 2015-09-30
WESTERN LUCRATIVE ENTERPRISES, INC.
filed 2016-01-25
CIK 1442101

                             UNITED STATES

    SECURITIES AND EXCHANGE COMMISSION

                                Washington, D.C. 20549

FORM 1O-Q

     QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE

                          SECURITIES AND EXCHANGE ACT OF 1934

                                        For the nine month period ended September 30, 2015

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

As of September 30, 2015, there was no active trading market for the issuer's common stock, $.001 par value and therefore the value of shares held by affiliates cannot be ascertained.

The number of shares outstanding of the issuer's common stock, $.001 par value, as of September 30, 2015 was 8,505,000 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Western Lucrative Enterprises, Inc.

Form 10-Q Quarterly Report

Table of Contents

PART 1

ITEM 1.         FINANCIAL STATEMENTS

Financial Statements for the 9 month period ended September 30, 2015 have been prepared by the Management Group of Western Lucrative Enterprises, Inc.

                            WESTERN LUCRATIVE ENTERPRISES, INC.

                                                                   (A Development Stage Company)

   Financial Statements

For the three months ended September 30, 2015 and 2014, the nine months ended September 30, 2015 and 2014 and the Period of July 14, 2008 (Inception) to September 30, 2015.

WESTERN LUCRATIVE ENTERPRISES, INC.

(A Development Stage Company)

Financial Statements

September 30, 2015 and 2014

Page(s)

Balance Sheets as of September 30, 2015 and December 31, 2014	6
Statements of Operations for the 3 and 9 Months Ended September 30, 2015 and 2014, and the Period from the
Inception on July 14, 2008 to September 30, 2015	7
Statements of Cash Flows for the 8 Months Ended September 30, 2015 and 2014, and the Period from the
Inception on July 14, 2008 to September 30, 2015	8
Notes to the Financial Statements	9-19

Western Lucrative Enterprises, Inc.
(A Development Stage Enterprise)
Balance Sheets

	September 30,	December 31,
	2015	2014
ASSETS

Current Assets
Cash	$--	$--
Total Current Assets	--	--
Total Assets	$--	$--

LIABILTITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Current Liabilities
Accounts Payable	$18,011	$16,211
Accrued Expense	4,000	4,000
Accrued Interest	2,310	1,840
Related Party Loan (current portion)	17,500	17,500
Loan Discount - Beneficial conversion feature	(7,500)	(7,500)
Total Current Liabilities	34,321	32,051
Long term liabilities

Related Party Loan	--	--

Total Long Term Liabilities	--	--

Total Liabilities	34,321	32,051

Stockholders' Deficit
Common stock, $0.001 par value;
75,000,000 shares authorized,
8,505,000 shares issued and outstanding
as of September 30, 2015 and December 31, 2014,
respectively	8,505	8,505
Additional paid in capital	64,389	64,389

Deficit accumulated during the development stage	(107,215)	(104,945)

Total Stockholders' Deficit	(34,321)	(32,051)

Total Liabilities and Stockholders' (Deficit) Equity	$--	$--

See notes to financial statements.

Western Lucrative Enterprises, Inc.
(A Development Stage Enterprise)
Statement of Operations

					For the Period
					7/11/2008
	Three Months Ended Sept. 30,		Nine Months Ended Sept 30,		(Inception) to
	2015	2014	2015	2014	Sept.30, 2015
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue	$--	$--	$--	$--	$--

Expenses
General and Administrative			--	--	37,682
Professional fees	600	--	1,800	--	85,542
Total Expenses	--	--	1,800	--	123,224

Other Income/(expense)
Other Income	--	--	--	--	18,936
Interest Expense	(157)	(156)	(470)	(469)	(2,927)
Total other income/(expense)	(157)	(156)	(470)	(469)	16,009

Net Loss	$(757)	$(156)	$(2,270)	$(469)	$(107,215)

Basic and Diluted Loss
per common share	$--	$--	$--	$--

Weighted average common
shares outstanding:
Basic	8,505,000	8,505,000	8,505,000	8,505,000
Diluted	9,595,200	9,595,200	9,595,200	9,595,200

See notes to financial statements.

Western Lucrative Enterprises, Inc.
(A Development Stage Enterprise)
Statement of Cash Flows

			For the Period
	9 Months Ended	9 Months Ended	7/14/2008
	Sept.30,	Sept.30,	(Inception) to
	2015	2014	Sept. 30,2015

Cash flows from operating activities
Net Loss	$(2,270)	$(469)	$(107,215)
Adjustments to reconcile net loss to
net cash used in operating activities:
Issuance of common stock in
exchange for services	--	--	39,652
Non-cash interest - beneficial
conversion feature	--	--	616
Changes in operating assets and liabilities:
Accounts payable	1,800	--	15,011
Accrued expense		--	4,000
Accrued interest	470	469	2,310

Net cash used in operating activities	--	--	(45,625)

Cash flows from investing activities	--	--	--

Cash flows from financing activities
Proceeds from related party loan	--	--	17,500
Proceeds from issuance of stock	--	--	28,125
Net cash provided by financing activities	--	--	45,625

Net change in cash	--	--	--
Cash at beginning of year	--	--	--
Cash at end of year	$--	$--	$--

Supplemental disclosure of non-cash
investing and financing activities:

Issuance of common stock for professional
and consulting services	$--	$--	$40,452
Issuance of convertible notes with
beneficial conversion feature	$--	$--	$7,500

Supplemental cash flow information:
Cash paid for interest	$--	$--	$--
Cash paid for income taxes	$--	$--	$--

See notes to financial statements.

WESTERN LUCRATIVE ENTERPRISES, INC.

(A Development Stage Company)

Notes to Financial Statements

For the Three months ended September 30, 2015 and 2014

and the Nine Months ended September 30, 2015 and 2014

and the Period from July 14, 2008 (Inception) to September 30, 2015

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

Concentration of Risk

The Company at times may maintain a cash balance in excess of insured limits. However, as of September 30, 2015, the Company has no cash in excess of insured limits.

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

WESTERN LUCRATIVE ENTERPRISES, INC.

(A Development Stage Company)

Notes to Financial Statements

For the Three months ended September 30, 2015 and 2014

and the Nine Months ended September 30, 2015 and 2014

and the Period from July 14, 2008 (Inception) to September 30, 2015

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

Accounts Payable and Accrued expense

The Company has accounts payable and accrued expenses in the amount of $22,011 and $20,211 as of September 30, 2015, and 2014 respectively.

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

WESTERN LUCRATIVE ENTERPRISES, INC.

(A Development Stage Company)

Notes to Financial Statements

For the Three months ended September 30, 2015 and 2014

and the Nine Months ended September 30, 2015 and 2014

and the Period from July 14, 2008 (Inception) to September 30, 2015

___________________________________________________________________________________________________________

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Advertising

Advertising expenses related to specific jobs are allocated and classified as costs of goods sold. Advertising expenses not related to specific jobs are recorded as general and administrative expenses. No advertising expense was incurred for the 9 Months ended September 30, 2015 and 2014.

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

The Company has authorized seven hundred and fifty million (750,000,000) shares of common stock with a par value of $.001. As of September 30, 2015 and December 31, 2014.

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

WESTERN LUCRATIVE ENTERPRISES, INC.

(A Development Stage Company)

Notes to Financial Statements

For the Three months ended September 30, 2015 and 2014

and the Nine Months ended September 30, 2015 and 2014

and the Period from July 14, 2008 (Inception) to September 30, 2015

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

The availability of inputs observable in the market varies from instrument to instrument and depends on a variety of factors including the type of instrument, whether the instrument is actively traded, and other characteristics particular to the transaction. For many financial instruments, pricing inputs are readily observable in the market, the valuation methodology used is widely accepted by market participants, and the valuation does not require significant management discretion. For other financial instruments, pricing inputs are less observable in the market and may require management judgment. As of September 30, 2015, the Company has assets and liabilities in cash, various receivables, property and equipments, and various payables. Management believes that they are being presented at their fair market value.

Basic and Diluted Loss per Common Share

Net loss per share is calculated in accordance with SFAS No. 128, "Earnings per Share." The weighted-average number of common shares outstanding during each period is used to compute basic loss per share. Diluted loss per share is computed using the weighted average number of shares and dilutive potential common shares outstanding. Dilutive potential common shares are additional common shares assumed to be exercised. We do not calculate loss per diluted shares to prevent understating the actual loss per share

Basic net loss per common share is based on the weighted-average number of share of common stock outstanding since inception. As of September 30, 2015 and since inception, the Company had 8,505,000 common shares outstanding and 9,595,200 dilutive potential common shares.

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

WESTERN LUCRATIVE ENTERPRISES, INC.

(A Development Stage Company)

Notes to Financial Statements

For the Three months ended September 30, 2015 and 2014

and the Nine Months ended September 30, 2015 and 2014

and the Period from July 14, 2008 (Inception) to September 30, 2015

_____________________________________________________________________________________________________

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

effects on common stock as there was no warrant or option issued. Basic and diluted earnings per share are the same as there was no dilutive effect of outstanding stock options for the period ended September 30, 2015. The following is a reconciliation of basic and diluted earnings per share for the 3 Months ended September 30, 2015:

Period Ended September 30, 2015
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

•

Update No. 2014-16—Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity (a consensus of the FASB Emerging Issues Task Force)

Update No. 2014-15—Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern

WESTERN LUCRATIVE ENTERPRISES, INC.

(A Development Stage Company)

Notes to Financial Statements

For the Three months ended September 30, 2015 and 2014

and the Nine Months ended September 30, 2015 and 2014

and the Period from July 14, 2008 (Inception) to September 30, 2015

___________________________________________________________________________________________________________

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

•

Update No. 2014-01—Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects (a consensus of the FASB Emerging Issues Task Force)

WESTERN LUCRATIVE ENTERPRISES, INC.

(A Development Stage Company)

Notes to Financial Statements

For the Three months ended September 30, 2015 and 2014

and the Nine Months ended September 30, 2015 and 2014

and the Period from July 14, 2008 (Inception) to September 30, 2015

___________________________________________________________________________________________________________

Issued In 2015 – through September 30, 2015

Update 2015-15— Interest—Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements—Amendments to SEC Paragraphs Pursuant to Staff Announcement at September 18, 2015 EITF Meeting  (SEC Update)

Update 2015-14—Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date

•

Update 2015-13—Derivatives and Hedging (Topic 815): Application of the Normal Purchases and Normal Sales Scope Exception to Certain Electricity Contracts within Nodal Energy Markets (a consensus of the FASB Emerging Issues Task Force)

•

•

Update 2015-12—Plan Accounting: Defined Benefit Pension Plans (Topic 960), Defined Contribution Pension Plans (Topic 962), Health and Welfare Benefit Plans (Topic 965): (Part I) Fully Benefit-Responsive Investment Contracts, (Part II) Plan Investment Disclosures, (Part III) Measurement Date Practical Expedient (consensuses of the Emerging Issues Task Force)

•

Update 2015-11—Inventory (Topic 330): Simplifying the Measurement of Inventory

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

WESTERN LUCRATIVE ENTERPRISES, INC.

(A Development Stage Company)

Notes to Financial Statements

For the Three months ended September 30, 2015 and 2014

and the Nine Months ended September 30, 2015 and 2014

and the Period from July 14, 2008 (Inception) to September 30, 2015

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

The chart below summarizes the term of the Notes Payable & Debt Discounts of the Company as of September 30, 2015. The Company is currently in good standing of its promissory notes to Millenium Group, Inc. (“Millenium”), a California corporation, Magellan Capital Partners (“Magellan”) and Savile Town Investments, Inc. (“Savile Town”).

WESTERN LUCRATIVE ENTERPRISES, INC.

(A Development Stage Company)

Notes to Financial Statements

For the Three months ended September 30, 2015 and 2014

and the Nine Months ended September 30, 2015 and 2014

and the Period from July 14, 2008 (Inception) to September 30, 2015

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

WESTERN LUCRATIVE ENTERPRISES, INC.

(A Development Stage Company)

Notes to Financial Statements

For the Three months ended September 30, 2015 and 2014

and the Nine Months ended September 30, 2015 and 2014

and the Period from July 14, 2008 (Inception) to September 30, 2015

___________________________________________________________________________________________________________

NOTE C – NOTES PAYABLE & DEBT DISCOUNTS (CONTINUED)

As of September 30, 2015, the carrying values of our short-term and long-term notes payable are as follows:

	Effective Interest Rate	Principal	Discount	September 30, 2015
Current notes payable
Magallen Group Inc.	5.00%	6,000	6,000	-
Millenium Group, Inc.	2.50%	10,000	-	10,000
Savile Town Investments, Inc.	5.00%	1,500	1,500	-
Total short-term notes payable		$17,500	$7,500	$10,000
Long-term notes payable
		-	-	-
Total long-term notes payable		$-	$-	$-

Total short-term and long-term notes payable		$17,500	$7,500	$10,000

As of September 30, 2015, the future principal payments of the above convertibles notes are as follows:

2015	7,500
2016	10,000
Total	$17,500

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

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the periods ended September 30, 2015 or 2014, applicable under ACS 740.  As a result of the adoption of ACS 740, we did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of accumulated deficit on the balance sheet.

WESTERN LUCRATIVE ENTERPRISES, INC.

(A Development Stage Company)

Notes to Financial Statements

For the Three months ended September 30, 2015 and 2014

and the Nine Months ended September 30, 2015 and 2014

and the Period from July 14, 2008 (Inception) to September 30, 2015

___________________________________________________________________________________________________________

NOTE D – INCOME TAX (CONTINUED)

The component of the Company’s deferred tax asset as of September 30, 2015 and 2014 is as follows:

	2015	2014
Net operating loss carry forward	107,215	104,945
Valuation allowance	(107,215)	(104,945)
Net deferred tax asset	$ -	$ -

The Company did not pay any income taxes during the periods ended September 30, 2015 or 2014.

The net federal operating loss carry forward will expire in 2032.  This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

NOTE E – COMMON STOCK

The Company's articles of incorporation provide for the authorization of seven hundred and fifty million (750,000,000) shares of common stock with par values of $0.001. Common stock holders have all the rights and obligations that normally pertain to stockholders of Iowa corporations.  As of September 30, 2015, the Company had 8,505,000 shares of common stock issued and outstanding.

NOTE F – OTHER INCOME

There was no other income during the 3 Months ended September 30, 2015.

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

P>

WESTERN LUCRATIVE ENTERPRISES, INC.

(A Development Stage Company)

Notes to Financial Statements

For the Three months ended September 30, 2015 and 2014

and the Nine Months ended September 30, 2015 and 2014

and the Period from July 14, 2008 (Inception) to September 30, 2015

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

NOTE I – SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after September 30, 2015 through the date of this filing in accordance with FASB ASC 855 “Subsequent Events”. The Company determined that it does not have any additional subsequent event requiring recording or disclosure.

19

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

Western Lucrative Enterprises, Inc. was incorporated on July 14, 2008. As of the date of this document, we have generated no revenues and substantial expenses. This resulted in a net loss of $107,215 since inception, which is attributable to general and administrative expenses plus professional fees. The losses incurred for the nine month period to September, 2015 and the nine month period to September 30, 2014 were $2,270 and $469 respectively. These losses can be attributed to accrued interest on Convertible Notes. There are no General & Administrative expenses being incurred other than audit fees. The sole officer provides all necessary administrative services free of charge.

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

ninediluted common shares, the beneficial conversion features or BCF of these Notes were calculated based on the intrinsic value.  The fair value of the shares at the issuance date, December 31, 2012 was $0.52 and the BCF is $0.51 per share.  As the total BCF is greater than the total proceed of the $7,500 convertible notes, in accordance with ASC 470-20, the BCF is limited to the total proceed of the convertible notes which is $7,500.  We recorded the total convertible value of the notes issued to the Company in the amount of $7,500 as a debt discount upon issuance, and amortized this debt discount as interest expense over the life of the note. We recorded interest expense in the amount of $470 for the nine months ended September 30, 2015 in connection with these Notes.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this item.

ITEM 4.      CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our president and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures" (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report's Evaluation Date. Based upon that evaluation, the president and chief financial officer concluded that as of the Evaluation Date, our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (ii) is accumulated and communicated to our management, including our president and chief financial officer, as appropriate to allow timely decisions regarding required disclosure since our auditor had to make audit adjustments. Our management intends to work more closely with our auditors to correct this ineffectiveness.

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

\

Our management has concluded that, as of September 30, 2015, our internal control over financial reporting was not effective based on these criteria. In its assessment of the effectiveness of internal control over financial reporting as of September 30, 2015, we determined that the following deficiencies constituted a material weakness, as described below.

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

Date: January 25, 2016

By: lsi Neville Pearson

Neville Pearson, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: January 25, 2016

By: lsi Neville Pearson

Neville Pearson, President and Director

(Principal Executive Officer)

Date: January 25, 2016

By: lsi Neville Pearson

Neville Pearson, Chief Financial Officer

(Principal Financial and Accounting Officer)