Form 10-K/A
period 2014-12-31
WESTERN LUCRATIVE ENTERPRISES, INC.
filed 2016-08-17
CIK 1442101

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

Form 10-K Annual Report

Table of Contents

PART I

Item 1. Business

4

Item 1A. Risk Factors

5

Item 1B.    Unresolved Staff Comments

6

Item 2.       Properties

6

Item 3.       Legal Proceedings

6

PART II

Item 5.      Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity

6

Item 6.      Selected Financial Data

7

Item 7.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

7

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk

9

Item 8.      Financial Statements and Supplementary Data

9

Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

9

Item 9A.   Controls and Procedures

9

Item 9B.   Other Information

11

PART III

Item 10.     Directors, Executive Officers, and Corporate Governance

11

Item 11.     Executive Compensation

12

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

12

Item 13.     Certain Relationships and Related Transactions, and Director Independence

14

Item 14.     Principal Accounting Fees and Services.

14

PART IV

Item 15.    Exhibits and Financial Statement Schedules

14

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

Not Applicable.PART II

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

We do not own any plant or equipment.Our management does not anticipate any significant changes in the number of employees in the next 12 months.  Currently, we believe the services provided by our officers and directors are sufficient at this time.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not Applicable.

ITEM 9A(T).CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our president and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures" (as defined in the Exchange Act Rules 13a-15(e) and 15d-15.

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

Any "group" as that term is used in Section 13(d)(3) of the Exchange Act) known by us to own 5% or more of our

Common Stock, and all officers and directors as a group.

Name and Address of	Number of
Beneficial Owner	Shares	Percent of Class

MCC Profit Sharing Plan	6,000,000	70.5%
c/o64 North Pecos, Suite 900
Henderson, NV 89074

Dempsey K. Mork	700,000	8.2%
c/o 64 North Pecos, Suite 900
Henderson, NV 89074

Randall A. Baker	250,000	2.9%
10224 Regal Oaks Drive, Apt. B
Dallas, TX75230

Neville Pearson	125,000	1.5%
1611 E. Racquet Club Road
Palm Springs, CA 92262

All officers and directors as
a group (2 persons)	375,000	4.4%

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

Date: August 17, 2016

By: lsiNeville Pearson

Neville Pearson, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: August 16, 2016

By: lsiNeville Pearson

Neville Pearson, President and Director

(Principal Executive Officer)

Date:August 16, 2016

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

/s/Yu Certified Public Accountant, PC

New York, New York

August 6, 2016

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

Statement of Changes in Stockholders' (Deficit) Equity for the Period from the Inception on July 14, 2008

To December 31, 2014

Statements of Cash Flows for the Years Ended December 31, 2014 and 2013, and the Period from the

Inception on July 14, 2008 to December 31, 2014

Notes to the Financial Statements 6-13

WESTERN LUCRATIVE ENTERPRISES, INC.
(A Developmental Stage Enterprise)
Balance Sheets
	(Restated)	(Restated)
	December 31,	December 31
	2014	2013
ASSETS

Current assets - Cash	$--	$--
Total assets	--	--

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Current liabilities
Accounts payable	$16,211	$12,461
Accrued expense	4,000	4,000
Accrued interest	1,840	1,215
Related party loan (current portion)	7,500	17,500
Loan Discount - Beneficial conversion feature	(7,500)	(17,500)
Total Current Liabilities	22,051	17,676

Related party loan	10,000	--
Loan Discount - Beneficial conversion feature	(10,000)	--
Total long term liabilities	--	--
Total Liabilities	22,051	17,676

Stockholders' Deficit
Common stock, $.001 par value, 750,000,000 shares authorized;
8,505,000 shares issued and outstanding as of
December 31, 2014 and 2013, respectively	8,505	8,505
Additional paid-in capital	74,389	74,389
Deficit accumulated during the development stage	(104,945)	(100,570)
TOTAL SHAREHOLDERS' DEFICIT	(22,051)	(17,676)
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$--	$--

The accompanying notes are an integral part of these financial statements.

WESTERN LUCRATIVE ENTERPRISES, INC.
	(A Developmental Stage Enterprise)
Statements of Operations
			For the Period
	Years Ended		July 14, 2008
	December 31		(Inception) to
	2014	2013	Dec. 31, 2014
	(Restated)	(Restated)

Net Revenue	$--	$--	$--

Expenses
General and administrative	-	--	37,682
Professional fees	3,750	7,350	83,742
Total expenses	3,750	7,350	121,424

Other income (expense)
Other income	--	--	18,937
Interest expense	(625)	(625)	(2,458)
Total other income /(expense)	(625)	(625)	16,479

Other comprehensive income (loss)	--	--	--

Net income/(loss)	$(4,375)	$(7,975)	$(104,945)

BASIC AND DILUTED LOSS PER SHARE	(0.00)	(0.00)

Weighted average shares outstanding
OUTSTANDING BASIC
Basic	8,505,000	8,505,000
Diluted	9,595,200	9,595,200

The accompanying notes are an integral part of these financial statements.

WESTERN LUCRATIVE ENTERPRISES, INC.
(A Developmental Stage Enterprise)
Statement of Changes in Stockholders' (Deficit) Equity

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total

Beginning, July 14, 2008 (Inception)	--	$--	$--	$--	$--
Common stock issued for cash	2,000,000	2,000	2,825	--	4,825
Common stock issued for services	250,000	250	--	--	250
Net loss, period ended December 31, 2008		--	--	(5,075)	(5,075)
Balance, December 31, 2008	2,250,000	2,250	2,825	(5,075)

Common stock issued for cash	2,005,000	2,005	18,045	--	20,050
Net loss, period ended December 31, 2009		--	--	(20,295)	(20,295)
Balance, December 31, 2009	4,255,000	4,255	20,870	(25,370)	(245)

Common stock issued for services	4,250,000	4,255	35,402	--	39,652
Beneficial conversion feature	--	--	617	--	617
Net loss, period ended December 31, 2010		--	--	(49,861)	(49,861)
Balance, December 31, 2010	8,505,000	8,510	56,889	(75,231)	(9,837)

Beneficial conversion feature	--	--	10,000	--	10,000
Net loss, period ended December 31, 2011		--	--	(25,497)	(25,497)
Balance, December 31, 2011	8,505,000	8,510	66,889	(100,727)	(25,333)

Beneficial conversion feature	--	--	7,500	--	7,500
Net loss, period ended December 31, 2012		--	--	8,132	8,132
Balance, December 31, 2012	8,505,000	8,510	74,389	(92,596)	(9,701)

Beneficial conversion feature	--	--	--	--	--
Net loss, period ended December 31, 2013		--	--	(7,975)	(7,975)
Balance, December 31, 2013	8,505,000	8,510	74,389	(100,571)	(17,676)

Beneficial conversion feature	--	--	--	--	--
Net loss, period ended December 31, 2014		--	--	(4,375)	(4,375)
Balance, December 31, 2014	8,505,000	$8,505	$74,389	$(104,945)	$(22,051)

The accompanying notes are an integral part of these financial statements.

WESTERN LUCRATIVE ENTERPRISES, INC.
(A Developmental Stage Enterprise)
Statements of Cash Flows
			For the Period
	Years Ended		July 14, 2008
	December 31		(Inception) to
	2014	2014	Dec. 31, 2013
	(Restated)	(Restated)
Cash Flows from Operating Activities
Net loss	$(4,375)	$(7,975)	$(104,945)
Adjustments to reconcile net loss to net cash used in operating activities
Issuance of common stock in exchange for services	--	--	39,652
Non-cash interest-beneficial conversion feature	--	--	616
Changes in operating Assets and Liabilities:
Accounts payable	--	--	13,211
Accrued expense	--		4,000
Accrued interest	3,750	7,350	1,841
Net cash used in operating activities	(625)	(625)	(45,625)

Cash Flows from Investing Activities
Net cash provided by investing activities	--	--	--

Cash Flows from Financing Activities
Proceeds from related partyvloan	--	--	17,500
Proceeds from issuance of stock	--	--	28,125
Net cash provided by financing activities	0	--	45,625

Net increase (decrease) in cash	--	--	--

Cash beginning of period	$--	--	--
Cash end of period	$--	$--	--

Supplemental Cash Flow Information:
Interest paid	$--	$--	--
Taxes paid	$--	$--	--

Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock for professional and consulting services	$--	$--	$40,452
Issuance of convertible note with beneficial conversion feature	$--	$--	7,500

The accompanying notes are an integral part of these financial statements.

WESTERN LUCRATIVE ENTERPRISES, INC.

(A Development Stage Company)

Notes to Financial Statements

December 31, 2014 and 2013

_____________________________________________________________________________________________

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

Organization, Nature of Business and Trade Name

The Company was incorporated in the State of Iowa on July 14, 2008 and has as a principal business objective of becoming an online landscape design, construction, and consulting service.The Company intends to develop procedures to make the information given to a prospective purchaser as accurate as possible to lead to the highest percentage of successful Western Lucrative purchases. The Company also intends to focus only on items that can be designed without travel to the location.

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

WESTERN LUCRATIVE ENTERPRISES, INC.

(A Development Stage Company)

Notes to Financial Statements

December 31, 2014 and 2013

_____________________________________________________________________________________________

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

WESTERN LUCRATIVE ENTERPRISES, INC.

(A Development Stage Company)

Notes to Financial Statements

December 31, 2014 and 2013

_____________________________________________________________________________________________

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Accounts Payable and Accrued expenseThe Company has accounts payable and accrued expenses in the amount of $20,211, and $16,461 as of December 31, 2014, and 2013 respectively.Revenue and Cost Recognition

The Company intends to provide a landscape design and consulting service via a web site. The Company reports income and expenses on the accrual basis of accounting, whereby income is recorded when it is earned and expenses recorded when they are incurred. The Company currently does not yet have a working website; therefore, it has not realized any sales that would require recognition of revenue. Advertising

Advertising expenses related to specific jobs are allocated and classified as costs of goods sold. Advertising expenses not related to specific jobs are recorded as general and administrative expenses. No advertising expense was incurred for the years ended December 31, 2014 and 2013.

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

WESTERN LUCRATIVE ENTERPRISES, INC.

(A Development Stage Company)

Notes to Financial Statements

December 31, 2014 and 2013

_____________________________________________________________________________________________

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The Company’s adoption of FASB ASC Topic 825 effectively at the inception did not have a material impact on the Company’s financial statements.The carrying value of financial assets and liabilities recorded at fair value is measured on a recurring or nonrecurring basis. Financial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs. The

Company had no financial assets or liabilities carried and measured on a nonrecurring basis during the reporting periods. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared. The Company does not have financial assets as an investment carried at fair value on a recurring basis as of December 31, 2014.

The availability of inputs observable in the market varies from instrument to instrument and depends on a variety of factors including the type of instrument, whether the instrument is actively traded, and other characteristics particular to the transaction. For many financial instruments, pricing inputs are readily observable in the market, the valuation methodology used is widely accepted by market

WESTERN LUCRATIVE ENTERPRISES, INC.

(A Development Stage Company)

Notes to Financial Statements

December 31, 2014 and 2013

_____________________________________________________________________________________________

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Diluted earnings per share are based on the assumption that all dilutive options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options are assumed to be exercised at the time of issuance, and as if funds obtained thereby were used to purchase common stock at the average market price during the period. The Company does not have diluted

WESTERN LUCRATIVE ENTERPRISES, INC.

(A Development Stage Company)

Notes to Financial Statements

December 31, 2014 and 2013

_____________________________________________________________________________________________

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

effects on common stock as there was no warrant or option issued. Basic and diluted earnings per share are the same as there was no dilutive effect of outstanding stock options for the period ended December 31, 2014 and 2013.  The following is a reconciliation of basic and diluted earnings per share for 2014 and 2013 respectively.

Period Ended
December 31, 2014
Numerator:
Net income (loss) available to common shareholders	$(4,375)
Denominator:
Weighted average shares - basic	8,505,000
Weighted average shares - diluted	9,595,200

Net income (loss) per share - basic and diluted	$0.00

Period Ended
December 31, 2015
Numerator:
Net income (loss) available to common shareholders	$(7,975)
Denominator:
Weighted average shares - basic	8,505,000
Weighted average shares - diluted	9,595,200

Net income (loss) per share - basic and diluted	$0.00

Provision for Income Taxes

We are subject to state and federal income taxes in the U.S.  Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. In accordance with FASB ASC Topic 740, “Income Taxes,” we provide for the recognition of deferred tax assets if realization of such assets is more likely than not.

WESTERN LUCRATIVE ENTERPRISES, INC.

(A Development Stage Company)

Notes to Financial Statements

December 31, 2014 and 2013

_____________________________________________________________________________________________

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently Issued Accounting Pronouncements

Issued In 2014

•

Update No. 2014-18—Business Combinations (Topic 805): Accounting for Identifiable Intangible Assets in a Business Combination (a consensus of the Private Company Council)

•

Update No. 2014-17—Business Combinations (Topic 805): Pushdown Accounting (a consensus of the FASB Emerging Issues Task Force)

•

Update No. 2014-16—Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity (a consensus of the FASB Emerging Issues Task Force)

•

Update No. 2014-15—Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern

•

Update No. 2014-14—Receivables—Troubled Debt Restructurings by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force)

•

•

Update No. 2014-13—Consolidation (Topic 810): Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity (a consensus of the FASB Emerging Issues Task Force)

WESTERN LUCRATIVE ENTERPRISES, INC.

(A Development Stage Company)

Notes to Financial Statements

December 31, 2014 and 2013

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)The Financial Accounting Standards Board issued the following 18 ASU’s (Accounting Standards Updates) during 2014.

Due to the fact that The Company is not yet an operating entity none of these pronouncements have any relevance at this time. Should anyone wish to read further detail, then the full text of these pronouncements can be found at http://www.fasb.org/jsp/FASB/Page/SectionPage&cid=1218220137102•

Update No. 2014-12—Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (a consensus of the FASB Emerging Issues Task Force)

•

Update No. 2014-11—Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures

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

Section C—Background Information and Basis for Conclusions

o

•

Update No. 2014-08—Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity

•

Update No. 2014-07—Consolidation (Topic 810): Applying Variable Interest Entities Guidance to Common Control Leasing Arrangements (a consensus of the Private Company Council)

•

WESTERN LUCRATIVE ENTERPRISES, INC.

(A Development Stage Company)

Notes to Financial Statements

December 31, 2014 and 2013

_____________________________________________________________________________________________

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

WESTERN LUCRATIVE ENTERPRISES, INC.

(A Development Stage Company)

Notes to Financial Statements

December 31, 2014 and 2013

_____________________________________________________________________________________________

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

$10,000 $6,000 $1,500

Convertible Notes to Magellan Capital Partner, Inc. and Savile Town Investments, Inc.

WESTERN LUCRATIVE ENTERPRISES, INC.

(A Development Stage Company)

Notes to Financial Statements

December 31, 2014 and 2013

_____________________________________________________________________________________________

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

WESTERN LUCRATIVE ENTERPRISES, INC.

(A Development Stage Company)

Notes to Financial Statements

December 31, 2014 and 2013

NOTE C – NOTES PAYABLE & DEBT DISCOUNTS (CONTINUED)As of December 31, 2014, the carrying values of our short-term and long-term notes payable are as follows:
Current notes payable	Effective Interest Rate	Principal	Discount	December 31, 2014
Magellen Group Inc.	5.00%	6,000	6,000	--
Savile Town Investments, Inc.	5.00%	1,500	1,500	--
Total short-term notes payable		$7,500	7,500	--
Long-term notes payable
Millenium Group Inc.	2.50%	10,000	10,000	--
Total long-term notes payable		$10,000	10,000	--

Total short-term and long-term notes payable		$17,500	17,500	--

As of December 31, 2014, the future principal payments of the above convertibles notes are as follows:
2015	7,500
2016	10,000
Total	$17,500

NOTE D – INCOME TAX

WESTERN LUCRATIVE ENTERPRISES, INC.

(A Development Stage Company)

Notes to Financial Statements

December 31, 2014 and 2013

_____________________________________________________________________________________________

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

NOTE E – COMMON STOCKThe Company's articles of incorporation provide for the authorization of seven hundred fifty million shares of common stock with par values of $0.001. Common stock holders have all the rights and obligations that normally pertain to stockholders of Iowa corporations.  As of December 31, 2014 and 2013, the Company had 8,505,000 shares of common stock issued and outstanding.

NOTE F – OTHER INCOME

There was no other income during the years ended December 31, 2014 and year ended December 31, 2013.

NOTE G – RELATED PARTY TRANSACTIONS

WESTERN LUCRATIVE ENTERPRISES, INC.

(A Development Stage Company)

Notes to Financial Statements

December 31, 2014 and 2013

____________________________________________________________________________________________

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