Form 10-Q
period 2016-06-30
WESTERN LUCRATIVE ENTERPRISES, INC.
filed 2016-08-23
CIK 1442101

                             UNITED STATES

    SECURITIES AND EXCHANGE COMMISSION

                                Washington, D.C. 20549

FORM 1O-Q

     QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE

                          SECURITIES AND EXCHANGE ACT OF 1934

                                        For the three month period ended June 30, 2016

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

As of June 30, 2015, there was no active trading market for the issuer's common stock, $.001 par value and therefore the value of shares held by affiliates cannot be ascertained.

The number of shares outstanding of the issuer's common stock, $.001 par value, as of March 31, 2016 was 8,505,000 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Western Lucrative Enterprises, Inc.

Form 10-Q Quarterly Report

Table of Contents

PART I – FINANCIAL INFORMATION

Item 1.       Financial Statements                                                                                                                                                   4

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations                                   22

Item 3.       Quantitative and Qualitative Disclosures about Market Risk                                                                                   23

Item 4.       Controls and Procedures                                                                                                                                           23

PART II – OTHER INFORMATION

Item 1.      Legal Proceedings                                                                                                                                                       24

Item 1A.   Risk Factors                                                                                                                                                                 24

Item 2.      Selected Financial Data                                                                                                                                               24

Item 3       Defaults Upon Senior Securities                                                                                     .                                           24

Item 4.      Removed and Reserved                                                                                                                                              24

Item 5.      Other Information                                                                                                                                                       24

Item 6.      Exhibits                                                                                                                                                                       24

<

PART 1

ITEM 1.         FINANCIAL STATEMENTS

Financial Statements for the 6 month period ended June 30, 2016 have been prepared by the Management Group of Western Lucrative Enterprises, Inc.

WESTERN LUCRATIVE ENTERPRISES, INC.

(A Development Stage Company)

Financial Statements

June 30, 2016 and 2015

                                                                                                                                                             Page(s)

Balance Sheets as of June 30, 2016 and December 31, 2015                                                                                                          6

Statements of Operations for the 3 Months Ended June 30, 2016 and 2015, the 6 months

ended June 30, 2016 and 2015 and the Period from the Inception on July 14, 2008 to June 30, 2016                                           7

Statements of Cash Flows for the 6 Months Ended June 30, 2016 and 2015, and the Period from the

Inception on July 14, 2008 to June 30, 2016                                                                                                                                   8

Notes to the Financial Statements                                                                                                                                              9-18

WESTERN LUCRATIVE ENTERPRISES, INC.
(A Developmental Stage Enterprise)
Balance Sheets

	June 30	December 31,
	2016	2015
ASSETS	(Unaudited)

Current assets - Cash	$--	$--
Total assets	--	--

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Current liabilities
Accounts payable	$23,215	$22,015
Accrued expense	4,000	4,000
Accrued interest	2,783	2,468
Related party loan (current portion)	7,500	17,500
Beneficial conversion feature	(7,500)	(17,500)
Total Current Liabilities	29,998	28,483

Related Party Loan	10,000	10,000
Loan Discount- Beneficial conversion feature	(10,000)	(10,000)
Total long term liabilities	--	--
Total Liabilities	29,998	28,483

Stockholders' Deficit
Common stock, $.001 par value, 750,000,000 shares authorized;
8,505,000 shares issued and outstanding as of
March 31, 2016 and December 31, 2015, respectively	8,505	8,505
Additional paid-in capital	74,389	74,389
Deficit accumulated during the development stage	(112,892)	(111,377)
TOTAL SHAREHOLDERS' DEFICIT	(29,998)	(28,483)
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$--	$--

The accompanying notes are an integral part of these financial statements.

WESTERN LUCRATIVE ENTERPRISES, INC.
	(A Developmental Stage Enterprise)
Statements of Operations
					For the Period
	Three Months Ended		Six Months Ended		July 14, 2008
	June 30,		June 30,		(Inception) to
	2016	2015	2016	2015	June 30, 2016

Net Revenue	$--	$--	$--	$--	$--

Expenses
General and administrative	-	-	-	-	37,682
Professional fees	600	600	1,200	1,200	90,747
Total expenses	600	600	1,200	1,200	128,429

Other income (expense)
Other income	--	--	--	--	18,938
Interest expense	(158)	(155)	(315)	(312)	(3,401)
Total other income /(expense)	(158)	(155)	(315)	(312)	15,537

Other comprehensive income (loss)	--	--	--	--	--

Net income/(loss)	$(758)	$(755)	$(758)	$(755)	$(112,892)

BASIC AND DILUTED LOSS PER SHARE	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average shares outstanding
OUTSTANDING BASIC
Basic	8,505,000	8,505,000	8,505,000	8,505,000
Diluted	9,595,200	9,595,200	9,595,200	9,595,200

The accompanying notes are an integral part of these financial statements.

WESTERN LUCRATIVE ENTERPRISES, INC.
(A Developmental Stage Enterprise)
Statements of Cash Flows
			For the Period
	Six Months Ended		July 14, 2008
	June 30		(Inception) to
	2016	2015	June 30, 2016

Cash Flows from Operating Activities
Net loss	$(1,515)	$(315)	$(112,893)
Adjustments to reconcile net loss to net cash used in operating activities
Issuance of common stock in exchange for services	--	--	39,652
Non-cash interest-beneficial conversion feature	--	--	616
Changes in operating Assets and Liabilities:
Accounts payable	1,200	--	20,216
Accrued expense	--	--	4,000
Accrued interest	315	315	2,784
Net cash used in operating activities	--	--	(45,625)

Cash Flows from Investing Activities
Net cash provided by investing activities	--	--	--

Cash Flows from Financing Activities
Proceeds from related partyvloan	--	--	17,500
Proceeds from issuance of stock	--	--	28,125
Net cash provided by financing activities	--	--	45,625
	--
Net increase (decrease) in cash	--	--	--

Cash beginning of period	$--	--	--
Cash end of period	$--	$--	--

Supplemental Cash Flow Information:
Interest paid	$--	$--	--
Taxes paid	$--	$--	--

Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock for professional and consulting services	$--	$--	$40,452
Issuance of convertible note with beneficial conversion feature	$--	$--	7,500

The accompanying notes are an integral part of these financial statements.

WESTERN LUCRATIVE ENTERPRISES, INC.

(A Development Stage Company)

Notes to Financial Statements

For the Three Months ended June 30, 2016 and 2015

and the Six Months ended June 30, 2016 and 2015

and the Period from July 14, 2008 (Inception) to June 30, 2016

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

Concentration of Risk

The Company at times may maintain a cash balance in excess of insured limits. However, as of June 30, 2015, the Company has no cash in excess of insured limits.

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

WESTERN LUCRATIVE ENTERPRISES, INC.

(A Development Stage Company)

Notes to Financial Statements

For the Three Months ended June 30, 2016 and 2015

and the Six Months ended June 30, 2016 and 2015

and the Period from July 14, 2008 (Inception) to June 30, 2016

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

Accounts Payable and Accrued expense

The Company has accounts payable and accrued expenses in the amount of $27,215 and $26,015 as of June 30, 2016 and December 31, 2015 respectively.

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

WESTERN LUCRATIVE ENTERPRISES, INC.

(A Development Stage Company)

Notes to Financial Statements

For the Three Months ended June 30, 2016 and 2015

and the Six Months ended June 30, 2016 and 2015

and the Period from July 14, 2008 (Inception) to June 30, 2016

___________________________________________________________________________________________________________

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Advertising

Advertising expenses related to specific jobs are allocated and classified as costs of goods sold. Advertising expenses not related to specific jobs are recorded as general and administrative expenses. No advertising expense was incurred for the 6 Months ended June 30, 2016 and 2015.

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

The Company has authorized seven hundred and fifty million (750,000,000) shares of common stock with a par value of $.001. As of June 30, 2016 and December 31, 2015.

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

WESTERN LUCRATIVE ENTERPRISES, INC.

(A Development Stage Company)

Notes to Financial Statements

For the Three Months ended June 30, 2016 and 2015

and the Six Months ended June 30, 2016 and 2015

and the Period from July 14, 2008 (Inception) to June 30, 2016

__________________________________________________________________________________________________________

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The carrying value of financial assets and liabilities recorded at fair value is measured on a recurring or nonrecurring basis. Financial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs. The

Company had no financial assets or liabilities carried and measured on a nonrecurring basis during the reporting periods. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared. The Company does not have financial assets as an investment carried at fair value on a recurring basis as of June 30, 2015.

The availability of inputs observable in the market varies from instrument to instrument and depends on a variety of factors including the type of instrument, whether the instrument is actively traded, and other characteristics particular to the transaction. For many financial instruments, pricing inputs are readily observable in the market, the valuation methodology used is widely accepted by market participants, and the valuation does not require significant management discretion. For other financial instruments, pricing inputs are less observable in the market and may require management judgment. As of June 30, 2016, the Company has assets and liabilities in cash, various receivables, property and equipment, and various payables. Management believes that they are being presented at their fair market value.

Basic and Diluted Loss per Common Share

Net loss per share is calculated in accordance with SFAS No. 128, "Earnings per Share." The weighted-average number of common shares outstanding during each period is used to compute basic loss per share. Diluted loss per share is computed using the weighted average number of shares and dilutive potential common shares outstanding. Dilutive potential common shares are additional common shares assumed to be exercised. We do not calculate loss per diluted shares to prevent understating the actual loss per share

Basic net loss per common share is based on the weighted-average number of share of common stock outstanding since inception. As of June 30, 2015 and since inception, the Company had 8,505,000 common shares outstanding and 9,595,200 dilutive potential common shares.

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

WESTERN LUCRATIVE ENTERPRISES, INC.

(A Development Stage Company)

Notes to Financial Statements

For the Three Months ended June 30, 2016 and 2015

and the Six Months ended June 30, 2016 and 2015

and the Period from July 14, 2008 (Inception) to June 30, 2016

_____________________________________________________________________________________________________

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

effects on common stock as there was no warrant or option issued. Basic and diluted earnings per share are the same as there was no dilutive effect of outstanding stock options for the period ended June 30, 2016. The following is a reconciliation of basic and diluted earnings per share for the 3 Months ended June 30, 2016:

Period Ended June 30, 2016
Numerator:
Net Loss available to common shareholders	$(758)
Denominator:
Weighted average shares – basic	8,505,000
Weighted average shares – diluted 9,595,200

Net income (loss) per share – basic and diluted	$0.00

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

Recently Issued Accounting Pronouncements

The Financial Accounting Standards Board issued the following 18 ASU’s (Accounting Standards Updates) during 2015 and 2016 to date.

Due to the fact that the Company is not yet an operating entity none of these pronouncements have any relevance at this time. Should anyone wish to read further detail, then the full text of these pronouncements can be found at http://www.fasb.org/jsp/FASB/Page/SectionPage&cid=1218220137102

Issued In 2015

•

Update No. 2015-18—Business Combinations (Topic 805): Accounting for Identifiable Intangible Assets in a Business Combination (a consensus of the Private Company Council)

•

Update No. 2015-17—Business Combinations (Topic 805): Pushdown Accounting (a consensus of the FASB Emerging Issues Task Force)

•

Update No. 2015-16—Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity (a consensus of the FASB Emerging Issues Task Force)

WESTERN LUCRATIVE ENTERPRISES, INC.

(A Development Stage Company)

Notes to Financial Statements

For the Three Months ended June 30, 2016 and 2015

and the Six Months ended June 30, 2016 and 2015

and the Period from July 14, 2008 (Inception) to June 30, 2016

___________________________________________________________________________________________________________

Update No. 2015-15—Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern

Update No. 2015-14—Receivables—Troubled Debt Restructurings by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force)

•

Update No. 2015-13—Consolidation (Topic 810): Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity (a consensus of the FASB Emerging Issues Task Force)

•

•

Update No. 2015-12—Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (a consensus of the FASB Emerging Issues Task Force)

•

Update No. 2015-11—Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures

•

Update No. 2015-10—Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation

•

Update No. 2015-09—Revenue from Contracts with Customers (Topic 606)

o

Section A—Summary and Amendments That Create Revenue from Contracts with Customers (Topic 606) and Other Assets and Deferred Costs—Contracts with Customers (Subtopic 340-40)

o

Section B—Conforming Amendments to Other Topics and Subtopics in the Codification and Status Tables

o

Section C—Background Information and Basis for Conclusions

o

•

Update No. 2015-08—Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity

•

Update No. 2015-07—Consolidation (Topic 810): Applying Variable Interest Entities Guidance to Common Control Leasing Arrangements (a consensus of the Private Company Council)

•

Update No. 2015-06—Technical Corrections and Improvements Related to Glossary Terms

•

Update No. 2015-05—Service Concession Arrangements (Topic 853) (a consensus of the FASB Emerging Issues Task Force)

•

Update No. 2015-04—Receivables—Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force)

•

Update No. 2015-03—Derivatives and Hedging (Topic 815): Accounting for Certain Receive-Variable, Pay-Fixed Interest Rate Swaps—Simplified Hedge Accounting Approach (a consensus of the Private Company Council)

•

Update No. 2015-02—Intangibles—Goodwill and Other (Topic 350): Accounting for Goodwill (a consensus of the Private Company Council)

•

Update No. 2015-01—Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects (a consensus of the FASB Emerging Issues Task Force)

WESTERN LUCRATIVE ENTERPRISES, INC.

(A Development Stage Company)

Notes to Financial Statements

For the Three Months ended March 31, 2016 and 2015

and for the Period from July 14, 2008 (Inception) to March 31, 2016

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

•

Update 2016-08—Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)

•

Update 2016-07 —Investments—Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting

•

Update 2016-06 —Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments (a consensus of the Emerging Issues Task Force)

•

Update 2016-05—Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships (a consensus of the Emerging Issues Task Force)

•

Update 2016-04—Liabilities—Extinguishments of Liabilities (Subtopic 405-20): Recognition of Breakage for Certain Prepaid Stored-Value Products (a consensus of the Emerging Issues Task Force)

•

Update 2016-03—Intangibles—Goodwill and Other (Topic 350), Business Combinations (Topic 805), Consolidation (Topic 810), Derivatives and Hedging (Topic 815): Effective Date and Transition Guidance (a consensus of the Private Company Council)

WESTERN LUCRATIVE ENTERPRISES, INC.

(A Development Stage Company)

Notes to Financial Statements

For the Three Months ended June 30, 2016 and 2015

and the Six Months ended June 30, 2016 and 2015

and the Period from July 14, 2008 (Inception) to June 30, 2016

______________________________________________________________________________________________________

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

Section C—Background Information and Basis for Conclusions

•

Update 2016-01—Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities

•

WESTERN LUCRATIVE ENTERPRISES, INC.

(A Development Stage Company)

Notes to Financial Statements

For the Three Months ended June 30, 2016 and 2015

and the Six Months ended June 30, 2016 and 2015

and the Period from July 14, 2008 (Inception) to June 30, 2016

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

The chart below summarizes the term of the Notes Payable & Debt Discounts of the Company as of June 30, 2016. The Company is currently in good standing of its promissory notes to Millenium Group, Inc. (“Millenium”), a California corporation, Magellan Capital Partners (“Magellan”) and Savile Town Investments, Inc. (“Savile Town”).

WESTERN LUCRATIVE ENTERPRISES, INC.

(A Development Stage Company)

Notes to Financial Statements

For the Three Months ended June 30, 2016 and 2015

and the Six Months ended June 30, 2016 and 2015

and the Period from July 14, 2008 (Inception) to June 30, 2016

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

In accordance with ASC 470-20, Debt with conversion and other options, as the conversion price of the share is a fixed price at $0.01 per diluted common shares, the beneficial conversion feature or BCF of Notes were calculated based on the intrinsic value. The fair value of the shares at the issuance date, December 31, 2012 was $0.52 and the BCF is $0.51 per share. As the total BCF is greater than the total proceeds of the $7,500 convertible notes, in accordance with ASC 470-20 the BCF is limited to the total proceeds of the convertible notes which is $7,500. We recorded the total convertible value of the notes issued to the Company in the amount of $7,500 as a debt discount upon issuance, and amortized this debt discount as interest expense over the life of the note. We recorded interest expense in the amount of $158 for the 3 Months ended June 30, 2016 in connection with these Notes.

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

On August 20, 2015, this note was renewed and the maturity date was extended to August 20, 2016. No beneficial conversion feature occurs with this note renewal since the beneficial conversion feature had been recognized, and had been completely amortized. As of June 30, 2015, there is $1,216 accrued interest which is due on the mature date of note.

WESTERN LUCRATIVE ENTERPRISES, INC.

(A Development Stage Company)

Notes to Financial Statements

For the Three Months ended June 30, 2016 and 2015

and the Six Months ended June 30, 2016 and 2015

and the Period from July 14, 2008 (Inception) to June 30, 2016

___________________________________________________________________________________________________________

NOTE C – NOTES PAYABLE & DEBT DISCOUNTS (CONTINUED)

As of June 30, 2016, the carrying values of our short-term and long-term notes payable are as follows:

	Effective Interest Rate	Principal	Discount	June 30, 2016
Current notes payable
Magallen Group Inc.	5.00%	6,000	6,000	-
Millenium Group, Inc.	2.50%	10,000	10,000	-
Savile Town Investments, Inc.	5.00%	1,500	1,500	-
Total short-term notes payable		$17,500	$17,500	$-
Long-term notes payable
		-	-	-
Total long-term notes payable		$-	$-	$-

Total short-term and long-term notes payable		$17,500	$17,500	$-

As of June 30, 2016, the future principal payments of the above convertibles notes are as follows:

2016	17,500
2017	-
Total	$17,500

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

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the periods ended June 30, 2016 or 2015, applicable under ACS 740.  As a result of the adoption of ACS 740, we did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of accumulated deficit on the balance sheet.

WESTERN LUCRATIVE ENTERPRISES, INC.

(A Development Stage Company)

Notes to Financial Statements

For the Three Months ended June 30, 2016 and 2015

and the Six Months ended June 30, 2016 and 2015

and the Period from July 14, 2008 (Inception) to June 30, 2016

___________________________________________________________________________________________________________

NOTE D – INCOME TAX (CONTINUED)

>

The component of the Company’s deferred tax asset as of June 30, 2016 and 2015 is as follows:

	2016	2015
Net operating loss carry forward	112,892	106,457
Valuation allowance	(112,892)	(106,457)
Net deferred tax asset	$ -	$ -

The Company did not pay any income taxes during the periods ended June 30, 2016 or 2015.

The net federal operating loss carry forward will expire in 2032.  This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

NOTE E – COMMON STOCK

The Company's articles of incorporation provide for the authorization of seven hundred and fifty million (750,000,000) shares of common stock with par values of $0.001. Common stock holders have all the rights and obligations that normally pertain to stockholders of Iowa corporations.  As of June 30, 2016, the Company had 8,505,000 shares of common stock issued and outstanding.

NOTE F – OTHER INCOME

There was no other income during the 3 Months ended June 30, 2016.

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

WESTERN LUCRATIVE ENTERPRISES, INC.

(A Development Stage Company)

Notes to Financial Statements

For the Three Months ended June 30, 2016 and 2015

and the Six Months ended June 30, 2016 and 2015

and the Period from July 14, 2008 (Inception) to June 30, 2016

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

NOTE I – SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after June 30, 2016 through the date of this filing in accordance with FASB ASC 855 “Subsequent Events”. The Company determined that it does not have any additional subsequent event requiring recording or disclosure.

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

Western Lucrative Enterprises, Inc. was incorporated on July 14, 2008. As of the date of this document, we have generated no revenues and substantial expenses. This resulted in a net loss of $112,892 since inception, which is attributable to general and administrative expenses plus professional fees. The losses incurred for the six month period to June, 2016 and the six month period to June 30, 2015 were $1,515 and $1,512 respectively. These losses can be attributed to accrued interest on Convertible Notes and accrued professional fees. There are no General & Administrative expenses being incurred other than audit fees. The sole officer provides all necessary administrative services free of charge.

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

In accordance with ASC 470-20, Debt with conversions and other options, as the conversion price of the share is a fixed price at $0.01 per diluted common shares, the beneficial conversion features or BCF of these Notes were calculated based on the intrinsic value.  The fair value of the shares at the issuance date, December 31, 2012 was $0.52 and the BCF is $0.51 per share.  As the total BCF is greater than the total proceed of the $7,500 convertible notes, in accordance with ASC 470-20, the BCF is limited to the total proceed of the convertible notes which is $7,500.  We recorded the total convertible value of the notes issued to the Company in the amount of $7,500 as a debt discount upon issuance, and amortized this debt discount as interest expense over the life of the note. We recorded interest expense in the amount of $315 for the six months ended June 30, 2016 in connection with these Notes.

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

(b) Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-I5(f) and 15(d)-15(f) under the 1934 Act). Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2015. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Our management has concluded that, as of June 30, 2016, our internal control over financial reporting was not effective based on these criteria. In its assessment of the effectiveness of internal control over financial reporting as of June 30, 2016, we determined that the following deficiencies constituted a material weakness, as described below.

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

Date: August 22, 2016

By: lsi Neville Pearson

Neville Pearson, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: August 22, 2016

By: lsi Neville Pearson

Neville Pearson, President and Director

(Principal Executive Officer)

Date: August 22, 2016

By: lsi Neville Pearson

Neville Pearson, Chief Financial Officer

(Principal Financial and Accounting Officer)