Form 10-K/A
period 2015-12-31
WESTERN LUCRATIVE ENTERPRISES, INC.
filed 2016-12-05
CIK 1442101

                    UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C. 20549

FORM 10-K/A

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note: This Amendment is being filed solely to correct the auditor's report.

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

Date: December 6, 2016

By: lsiNeville Pearson

Neville Pearson, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: December 6, 2016

By: lsiNeville Pearson

Neville Pearson, President and Director

(Principal Executive Officer)

Date: December 6, 2016

By: lsiNeville Pearson

Neville Pearson,Chief Financial Officer

(Principal Financial and Accounting Officer)

Yu Certified Public Accountant, P.C.

Professionalism, Expertise, Integrity

To the Audit Committee of the

Board of Directors and Shareholders of

Western Lucrative Enterprise Inc.

We have audited the accompanying consolidated balance sheets of Western Lucrative Enterprise Inc.(the “Company”) as of December 31, 2015 and 2014 and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Western Lucrative Enterprise Inc. as of December 31, 2015 and 2014, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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