Form 10-K
period 2016-12-31
WESTERN LUCRATIVE ENTERPRISES, INC.
filed 2017-04-17
CIK 1442101

                    UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C. 20549

FORM 1O-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE

                    SECURITIES AND EXCHANGE ACT OF 1934

                                     For the fiscal year ended December 31, 2016

                                          Commission file number: 1-34714

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

Yes  [X}   No [ ]

Indicate by check whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one)

Large Accelerated Filer [ ] Accelerated Filer [ ]

Non-accelerated filer [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

For the year ended December 31, 2016, the issuer had no revenues.

As of June 30, 2016, there was no active trading market for the issuer's common stock, $.001 per value, and therefore the value of shares held by non-affilaites cannot be ascertained.

The number of shares outstanding of the issuer's common stock, $.001 par value, as of December 31, 2016 was 8,505,000 shares.

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

Western Lucrative Enterprises, Inc.

Form 10-K Annual Report

Table of Contents

                                                                                                     (Continued)

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

Employees

As of December 31, 2016 we have no employees other than our sole officer and director and one additional director. We anticipate that we will not hire any employees in the next twelve months, unless we generate significant revenues, raise capital, or make a complete change of course from our current business plan.

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

ITEM 2. PROPERTIES

The Company does not own any property at the present time and has no agreements to acquire any property. Our executive offices are located at 78625 Avenida Ultimo, La Quinta, CA 92253. This address is the personal residence of our Sole Officer who makes no charge for providing office space to The Company. We believe that this space is adequate for our needs at this time, and we believe that we will be able to locate additional space in the future, if needed, on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINING SAFETY DISCLOSURES

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

(c) Holders. As of, December 31, 2016 there were 42 shareholders of all of our issued and outstanding shares of Common Stock.

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

(ii) RESULTS OF OPERATIONS

The Company has earned no significant revenue or profits to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. The Company incurred a net loss of $6,430 for the year ended Dec. 31, 2016, as compared to a net loss of $6,432 for 2015. From the date of inception July 14, 2008, to Dec. 31, 2016 the Company lost a total of $117,807. Most labor and services have been compensated with issuances of stock and convertible notes payable.

Liquidity and Capital Resources

The Company has financed its expenses and costs thus far through financing and through the increase in its accounts payable, payments made by others for the company and by the settlement of the payable amounts with shares of common stock of the Company. As of December 31, 2016, the Company had a cash of $0 compared to cash of $0 as of December 31, 2015.

For the most recent fiscal year, 2016, the Company showed a loss in the amount of $6,430 and a loss of $6,432 for 2015. The loss in the current year arose from the accrual of interest on the Notes Payable and the accrued Audit Fee. The earlier years’ losses are a result of organizational expenses, professional fees and expenses associated with setting up a Company structure in order to begin implementing its business plan.

The 2012, 2013, 2014, 2015 and 2016 audit fees are also accrued and payable to the major shareholder and/or The Company’s Auditor (if not yet paid directly by the major shareholder.

During the period from July 14, 2008 (date of inception) through Dec. 31, 2016, the Company has incurred an accumulated net loss of $117,807 and has not attained profitable operations. The Company is dependent upon obtaining adequate financing to enable it to pursue its business plan and manage its operations so that they are profitable.

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

Management has been successful in raising sufficient funds to cover the Company's compliance expenses including the cost of auditing and filing required documents for 2016.

The Company as a whole may continue to operate at a loss for an indeterminate period thereafter, depending upon the performance of its new businesses. In the process of carrying out its business plan, the Company will continue to identify new financial partners and investors. However, it may determine that it cannot raise sufficient capital to support its business on acceptable terms, or at all. Accordingly, there can be no assurance that any additional funds will be available on terms acceptable to the Company or at all. As of Dec. 31, 2016, the company was authorized to issue 750,000,000 shares of common stock.

Commitments. We do not have any commitments which are required to be disclosed in tabular form as of Dec. 31, 2016.

Off-Balance Sheet Arrangements

As of Dec. 31, 2016, we have no off-balance sheet arrangements such as guarantees, retained or contingent interest in assets transferred, obligation under a derivative instrument and obligation arising out of or a variable interest in an unconsolidated entity.

Subsequent Events

There were no reportable subsequent events from Dec. 31, 2016 through the date this report is filed.

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

(b) Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-I5(f)under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

\

Our management has concluded that, as of December 31, 2016, our internal control over financial reporting was not effective based on these criteria. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2016, we determined that the following deficiencies constituted a material weakness, as described below.

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

ITEM9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth information concerning our officers and directors as of December 31, 2016:

             Name                       Age                           Positions(s)                                                     Period of Service

  Neville Pearson                    72   President, Chief Executive Officer and Director         August 14, 2010 – to date

  Randall Baker                      74          Director                                                                       Inception – to date

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of our Common Stock (collectively, the "Reporting Persons") to report their ownership of, and transactions in our Common Stock to the SEC. Copies of these reports are also required to be supplied to us. To our knowledge, during the fiscal year ended Dec. 31, 2016 the Reporting Persons complied with all applicable Section 16(a) reporting requirements.

Code of Ethics

We have not adopted a Code of Ethics given our limited operations. We expect that our Board of Directors following a merger or other acquisition transaction will adopt a Code of Ethics.

ITEM 11. EXECUTIVE COMPENSATION.

Neither of our Directors, including the sole officer receives any compensation for their services rendered on our behalf. They did not receive any compensation during the years ended Dec. 31, 2016 and 2015. No officer or director is required to make any specific amount or percentage of his business time available to us.

Director Compensation

We do not currently pay any cash fees to our sole director, nor do we pay director's expenses in attending board meetings.

Employment Agreements

We are not a party to any employment agreements.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information as of December 31, 2016 regarding the number and percentage of our Common Stock (being our only voting securities) beneficially owned by each officer, director, each person (including

Any "group" as that term is used in Section 13(d)(3) of the Exchange Act) known by us to own 5% or more of our

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

  4.41%

a group (2 persons)

Unless otherwise indicated, we have been advised that all individuals or entities listed have the sole power to vote and dispose of the number of shares set forth opposite their names. For purposes of computing the number and percentage of shares beneficially owned by a security holder, any shares which such person has the right to acquire within 60 days of Dec. 31, 2016 are deemed to be outstanding, but those shares are not deemed to be outstanding for the purpose of computing the percentage ownership of any other security holder.

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

Audit Fees

The aggregate fees billed by Yu for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 1O-Q or services that are normally provided in connection with statutory and regulatory filings was $4000 for the fiscal year ended Dec.31, 2016.

Audit-Related Fees

There were no fees billed by Yu for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements for the fiscal year ended Dec. 31, 2016.

Tax Fees

The aggregate fees billed by Yu for professional services for tax compliance, tax advice, and tax planning were $0 for the fiscal year ended December 31, 2016.

Pre-Approval Policy

We do not currently have a standing audit committee. The above services were approved by our Board of Directors.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Report:

 o Report of independent Registered Public Accounting Firm (Yu Certified Public Accountant, P.C.-2015 and 2014)

 o Balance Sheets at Dec. 31, 2016 and 2015

 o Statements of Operations for the years ended Dec. 31, 2016 and 2015 and for the cumulative period from July 14,

    2008 (Date of Inception) to Dec. 31, 2016.

 o Statements of Changes in Shareholders' Deficiency for the period from July 14,2008 (Date of Inception) to Dec. 31,

    2016.

 o Statements of Cash Flows for the years ended Dec. 31, 2016 and 2015, and for the cumulative period from July

    14, 2008 (Date of Inception) to Dec. 31, 2016.

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

3. Exhibits Incorporated by Reference or Filed with this Report.

Exhibit No. Description

31.1 Chief Executive Officer Certification pursuant to section 302 of the Sarbanes-Ox1ey Act of 2002*

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

Date: April 17, 2017

By: lsiNeville Pearson

Neville Pearson, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 17, 2017

By: lsiNeville Pearson

Neville Pearson, President and Director

(Principal Executive Officer)

Date: April 17, 2017

By: lsiNeville Pearson

Neville Pearson,Chief Financial Officer

(Principal Financial and Accounting Officer)

Yu Certified Public Accountant, P.C.

Professionalism, Expertise, Integrity

To the Audit Committee of the

Board of Directors and Shareholders of Western Lucrative Enterprise Inc.

We have audited the accompanying consolidated balance sheets of Western Lucrative Enterprise Inc.(the  “Company”) as of December 31, 2016 and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Western Lucrative Enterprise Inc. as of December 31, 2016, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

New York, New York April 14, 2017

Certified Public Accountants

149 Madison Avenue, Suite 1128, New York NY 10016

Tel: 347-618-9237,

Email: Info@ywlcpa.com

WESTERN LUCRATIVE ENTERPRISES, INC.

                                                                (A Development Stage Company)

  Financial Statements

December 31, 2016 and 2015

WESTERN LUCRATIVE ENTERPRISES, INC.

(A Development Stage Company)

Financial Statements

December 31, 2016 and 2015

Page(s)

Report of Independent Registered Public Accounting Firm

Balance Sheets as of December 31, 2016 and 2015

Statements of Operations for the Years Ended December 31, 2016 and 2015, and the Period from the

Inception on July 14, 2008 to December 31, 2016

Statement of Changes in Stockholders' (Deficit) Equity for the Period from the Inception on July 14, 2008

To December 31, 2016

Statements of Cash Flows for the Years Ended December 31, 2016 and 2015, and the Period from the

Inception on July 14, 2008 to December 31, 2016

Notes to the Financial Statements 6-13

WESTERN LUCRATIVE ENTERPRISES, INC.
(A Developmental Stage Enterprise)
Balance Sheets

	December 31,	December 31,
	2016	2015
ASSETS

Current assets - Cash	$--	$--
Total assets	--	--

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Current liabilities
Accounts payable	$27,815	$22,015
Accrued expense	4,000	4,000
Accrued interest	3,098	2,468
Related party loan (current portion)	17,500	17,500
Beneficial conversion feature	(17,500)	(17,500)
Total Current Liabilities	34,913	28,483

Total long term liabilities	--	--
Total Liabilities	34,913	28,483

Stockholders' Deficit
Common stock, $.001 par value, 750,000 shares authorized;
8,505,000 shares issued and outstanding as of
December 31, 2014 and 2013, respectively	8,505	8,505
Additional paid-in capital	74,389	74,389
Deficit accumulated during the development stage	(117,807)	(111,377)
TOTAL SHAREHOLDERS' DEFICIT	(34,913)	(28,483)
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$--	$--

The accompanying notes are an integral part of these financial statements.

WESTERN LUCRATIVE ENTERPRISES, INC.
	(A Developmental Stage Enterprise)
Statements of Operations
			For the Period
	Years Ended		July 14, 2008
	December 31		(Inception)
	2016	2015	to Dec. 31, 2016

Net Revenue	$--	$--	$--

Expenses
General and administrative	-	-	37,682
Professional fees	5,805	5,805	95,347
Total expenses	5,800	5,805	133,029

Other income (expense)
Other income	--	--	18,937
Interest expense	(630)	(627)	(3,715)
Total other income /(expense)	(630)	(627)	15,222

Other comprehensive income (loss)	--	--	--

Net income/(loss)	$(6,430)	$(6,432)	$(117,807)

BASIC AND DILUTED LOSS PER SHARE	(0.00)	(0.00)

Weighted average shares outstanding
OUTSTANDING BASIC
Basic	8,505,000	8,505,000
Diluted	9,595,200	9,595,200

The accompanying notes are an integral part of these financial statements.

WESTERN LUCRATIVE ENTERPRISES, INC.
(A Developmental Stage Enterprise)
Statement of Changes in Stockholders' (Deficit) Equity

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total

Beginning, July 14, 2008 (Inception)	--	$--	$--	$--	$--
Common stock issued for cash	2,000,000	2,000	2,825	--	4,825
Common stock issued for services	250,000	250	--	--	250
Net loss, period ended December 31, 2008		--	--	(5,075)	(5,075)
Balance, December 31, 2008	2,250,000	2,250	2,825	(5,075)

Common stock issued for cash	2,005,000	2,005	18,045	--	20,050
Net loss, period ended December 31, 2009		--	--	(20,295)	(20,295)
Balance, December 31, 2009	4,255,000	4,255	20,870	(25,370)	(245)

Common stock issued for services	4,250,000	4,250	35,402	--	39,652
Beneficial conversion feature	--	--	617	--	617
Net loss, period ended December 31, 2010		--	--	(49,861)	(49,861)
Balance, December 31, 2010	8,505,000	8,505	56,889	(75,231)	(9,837)

Beneficial conversion feature	--	--	10,000	--	10,000
Net loss, period ended December 31, 2011		--	--	(25,497)	(25,497)
Balance, December 31, 2011	8,505,000	8,505	66,889	(100,727)	(25,333)

Beneficial conversion feature	--	--	7,500	--	7,500
Net loss, period ended December 31, 2012		--	--	8,132	8,132
Balance, December 31, 2012	8,505,000	8,505	74,389	(92,596)	(9,701)

Beneficial conversion feature	--	--	--	--	--
Net loss, period ended December 31, 2013		--	--	(7,975)	(7,975)
Balance, December 31, 2013	8,505,000	8,505	74,389	(100,571)	(17,676)

Beneficial conversion feature	--	--	--	--	--
Net loss, period ended December 31, 2014		--	--	(4,375)	(4,375)
Balance, December 31, 2014	8,505,000	8,505	74,389	(104,945)	(22,051)

Beneficial conversion feature	--	--	--	--	--
Net loss, period ended December 31, 2015		--	--	(6,432)	(6,432)
Balance, December 31, 2015	8,505,000	$8,505	$74,389	$(111,377)	$(28,483)

Beneficial conversion feature	--	--	--	--	--
Net loss, period ended December 31, 2016		--	--	(6,430)	(6,430)
Balance, December 31, 2016	8,505,000	$8,505	$74,389	$(117,807)	$(34,913)

The accompanying notes are an integral part of these financial statements.

WESTERN LUCRATIVE ENTERPRISES, INC.
(A Developmental Stage Enterprise)
Statements of Cash Flows
			For the Period
	Years Ended		July 14, 2008
	December 31		(Inception) to
	2016	2015	Dec. 31, 2016

Cash Flows from Operating Activities
Net loss	$(6,430)	$(6,432)	$(117,807)
Adjustments to reconcile net loss to net cash used in operating activities
Issuance of common stock in exchange for services	--	--	39,652
Non-cash interest-beneficial conversion feature	--	--	616
Changes in operating Assets and Liabilities:
Accounts payable	5,800	5,805	24,816
Accrued expense	--	--	4,000
Accrued interest	630	627	3,098
Net cash used in operating activities	--	--	(45,625)

Cash Flows from Investing Activities
Net cash provided by investing activities	--	--	--

Cash Flows from Financing Activities
Proceeds from related partyvloan	--	--	17,500
Proceeds from issuance of stock	--	--	28,125
Net cash provided by financing activities	--	--	45,625
	--	--
Net increase (decrease) in cash	--	--	--

Cash beginning of period	$--	$0	$--
Cash end of period	$--	$--	$--

Supplemental Cash Flow Information:
Interest paid	$--	$--	$--
Taxes paid	$--	$--	$--

Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock for professional and consulting services	$--	$--	$40,452
Issuance of convertible note with beneficial conversion feature	$--	$--	$7,500

The accompanying notes are an integral part of these financial statements.

WESTERN LUCRATIVE ENTERPRISES, INC.

(A Development Stage Company)

Notes to Financial Statements

December 31, 2016 and 2015

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

Concentration of Risk

The Company at times may maintain a cash balance in excess of insured limits. However, as of December 31, 2016, the Company has no cash in excess of insured limits.

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

December 31, 2016 and 2015

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

Accounts Payable and Accrued expense

The Company has accounts payable and accrued expenses in the amount of $26,015, and $26,015 as of December 31, 2016, and 2015 respectively.

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

December 31, 2016 and 2015

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

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Advertising

Advertising expenses related to specific jobs are allocated and classified as costs of goods sold. Advertising expenses not related to specific jobs are recorded as general and administrative expenses. No advertising expense was incurred for the years ended December 31, 2016 and 2015.

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

The Company has authorized seven hundred and fifty million shares of common stock with a par value of $.001. As of December 31, 2016 and 2015, there are 8,505,000 shares of common stock issued and outstanding.

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

December 31, 2016 and 2015

_______________________________________________________________________________________________________

The Company’s adoption of FASB ASC Topic 825 effectively at the inception did not have a material impact on the Company’s financial statements.

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The carrying value of financial assets and liabilities recorded at fair value is measured on a recurring or nonrecurring basis. Financial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs. The

Company had no financial assets or liabilities carried and measured on a nonrecurring basis during the reporting periods. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared. The Company does not have financial assets as an investment carried at fair value on a recurring basis as of December 31, 2016.

The availability of inputs observable in the market varies from instrument to instrument and depends on a variety of factors including the type of instrument, whether the instrument is actively traded, and other characteristics particular to the transaction. For many financial instruments, pricing inputs are readily observable in the market, the valuation methodology used is widely accepted by market participants, and the valuation does not require significant management discretion. For other financial instruments, pricing inputs are less observable in the market and may require management judgment. As of December 31, 2016, the Company has assets and liabilities in cash, various receivables, property and equipment, and various payables. Management believes that they are being presented at their fair market value.

Basic and Diluted Loss per Common Share

Net loss per share is calculated in accordance with SFAS No. 128, "Earnings per Share." The weighted-average number of common shares outstanding during each period is used to compute basic loss per share. Diluted loss per share is computed using the weighted average number of shares and dilutive potential common shares outstanding. Dilutive potential common shares are additional common shares assumed to be exercised. We do not calculate loss per diluted shares to prevent understating the actual loss per share

Basic net loss per common share is based on the weighted-average number of share of common stock outstanding since inception. As of December 31, 2016 and since inception, the Company had 8,505,000 common shares outstanding and 9,595,200 dilutive potential common shares.

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

December 31, 2016 and 2015

_____________________________________________________________________________________________________

Diluted earnings per share are based on the assumption that all dilutive options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options are assumed to be exercised at the time of issuance, and as if funds obtained thereby were used to purchase common stock at the average market price during the period. The Company does not have diluted

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

effects on common stock as there was no warrant or option issued. Basic and diluted earnings per share are the same as there was no dilutive effect of outstanding stock options for the period ended December 31, 2016. The following is a reconciliation of basic and diluted earnings per share for 2016:

Period Ended December 31, 2016
Numerator:
Net Loss available to common shareholders	$(6,432)
Denominator:
Weighted average shares – basic	8,505,000
Weighted average shares – diluted 9,595,200

Net income (loss) per share – basic and diluted	$0.00

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

Recently Issued Accounting Pronouncements

The Financial Accounting Standards Board issued the following 32 ASU’s (Accounting Standards Updates) during 2016 & 2015.

Due to the fact that The Company is not yet an operating entity none of these pronouncements have any relevance at this time. Should anyone wish to read further detail, then the full text of these pronouncements can be found at http://www.fasb.org

WESTERN LUCRATIVE ENTERPRISES, INC.

(A Development Stage Company)

Notes to Financial Statements

December 31, 2016 and 2015

_____________________________________________________________________________________________________

·  Update 2016-19—Technical Corrections and Improvements

·  Update 2016-18—Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force)

·  Update 2016-17—Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control

·  Update 2016-16—Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory

·  Update 2016-15—Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force)

·  Update 2016-14—Not-for-Profit Entities (Topic 958): Presentation of Financial Statements of Not-for-Profit Entities

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

•

Update 2016-08—Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)

•

Update 2016-07 —Investments—Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting

WESTERN LUCRATIVE ENTERPRISES, INC.

(A Development Stage Company)

Notes to Financial Statements

December 31, 2016 and 2015

_____________________________________________________________________________________________________

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

▪

Update 2016-01—Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities

WESTERN LUCRATIVE ENTERPRISES, INC.

(A Development Stage Company)

Notes to Financial Statements

December 31, 2016 and 2015

_____________________________________________________________________________________________________

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

•

Update No. 2015-02—Consolidation (Topic 810): Amendments to the Consolidation Analysis

•

•

Update No. 2015-01—Income Statement—Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.

WESTERN LUCRATIVE ENTERPRISES, INC.

(A Development Stage Company)

Notes to Financial Statements

December 31, 2016 and 2015

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

The chart below summarizes the term of the Notes Payable & Debt Discounts of the Company as of December 31, 2016. The Company is currently in good standing of its promissory notes to Millenium Group, Inc. (“Millenium”), a California corporation, Magellan Capital Partners (“Magellan”) and Savile Town Investments, Inc. (“Savile Town”).

WESTERN LUCRATIVE ENTERPRISES, INC.

(A Development Stage Company)

Notes to Financial Statements

December 31, 2016 and 2015

___________________________________________________________________________________________________________

Terms	Amount

Notes Payable to Related Party (Millenium): Effective as of August 20, 2010; principal of $10,000 at 2.5% APR; convertible into 4% of fully diluted common shares; due on August 20, 2017, net of unamortized discount related to the debt accretion of $0.

Notes Payable to Related Party (Magellan): Effective as of December 31, 2012; principal of $6,000 at 5.0% APR; convertible into 600,000 fully diluted common shares; due on December 31, 2017, net of unamortized discount related to the debt accretion of $0.

Notes Payable to Related Party (Savile Town): Effective as of December 31, 2012; principal of $1,500 at 5.0% APR; convertible into 150,000 fully diluted common shares; due on December 31, 2017, net of unamortized discount related to the debt accretion of $0.

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

In accordance with ASC 470-20, Debt with conversion and other options, as the conversion price of the share is a fixed price at $0.01 per diluted common shares, the beneficial conversion feature or BCF of Notes were calculated based on the intrinsic value. The fair value of the shares at the issuance date, December 31, 2012was $0.52 and the BCF is $0.51 per share. As the total BCF is greater than the total proceeds of the $7,500 convertible notes, in accordance with ASC 470-20 the BCF is limited to the total proceeds of the convertible notes which is $7,500. We recorded the total convertible value of the notes issued to the Company in the amount of $7,500 as a debt discount upon issuance, and amortized this debt discount as interest expense over the life of the note. We recorded interest expense in the amount of $627 for the year ended December 2016 in connection with these Notes.

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

On August 20, 2016, this note was renewed and the mature date is extended to August 20, 2017. No beneficial conversion feature occurs with this note renewal since the beneficial conversion feature had been recognized, and had been completely amortized. As of December 31, 2016, there is $1,592.47 accrued interest which is due on the maturity date of note.

WESTERN LUCRATIVE ENTERPRISES, INC.

(A Development Stage Company)

Notes to Financial Statements

December 31, 2016 and 2015

______________________________________________________________________________________________________________

NOTE C – NOTES PAYABLE & DEBT DISCOUNTS (CONTINUED)

As of December 31, 2016, the carrying values of our short-term and long-term notes payable are as follows:

	Effective Interest Rate	Principal	Discount	December 31, 2016
Current notes payable
Magallen Group Inc.	5.00%	6,000	6,000	-
Savile Town Investments, Inc.	5.00%	1,500	1,500	-
Millenium Group Inc.	2.50%	10,000	10,000
Total short-term notes payable		$17,500	$17,500	$-

Total short-term and long-term notes payable		$17,500	$17,500	$-

As of December 31, 2016, the future principal payments of the above convertibles notes are as follows:

2016	17,500
2017	0
Total	$17,500

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

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the periods ended December 31, 2016 or 2015, applicable under ACS 740.  As a result of the adoption of ACS 740, we did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of accumulated deficit on the balance sheet.

The component of the Company’s deferred tax asset as of December 31, 2016 and 2015 is as follows:

	2015	2014
Net operating loss carry forward	111,377	104,945
Valuation allowance	(111,377)	(104,945)
Net deferred tax asset	$ -	$ -

The Company did not pay any income taxes during the periods ended December 31, 2016 or 2015.

WESTERN LUCRATIVE ENTERPRISES, INC.

(A Development Stage Company)

Notes to Financial Statements

December 31, 2016 and 2015

______________________________________________________________________________________________________________

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

NOTE F – OTHER INCOME

There was no other income during the years ended December 31, 2016 and year ended December 31, 2015.

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

NOTE I – SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after December 31, 2016 through the date of this filing in accordance with FASB ASC 855 “Subsequent Events”. The Company determined that it does not have any additional subsequent event requiring recording or disclosure.