Form 10-Q
period 2017-03-31
WESTERN LUCRATIVE ENTERPRISES, INC.
filed 2017-11-20
CIK 1442101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 1O-Q

[X] QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the three month period ended March 31, 2017

Commission file number: 333-152950

Western Lucrative Enterprises, Inc.

(Exact Name of Registrant as Specified in its Charter)

Iowa	26-3045445
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

64 North Pecos, Suite 900

Henderson, NV 89074

(Address of Principal Executive Offices)

Registrant’s telephone number, including area code: (702) 472-5066

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

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [   ]

As of March 31, 2017, there was no active trading market for the issuer’s common stock, $.001 par value and therefore the value of shares held by affiliates cannot be ascertained.

The number of shares outstanding of the issuer’s common stock, $.001 par value, as of March 31, 2017 was 8,505,000 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Western Lucrative Enterprises, Inc.

Form 10-Q Quarterly Report

PART 1

ITEM 1. FINANCIAL STATEMENTS

Financial Statements for the 3 month period ended March 31, 2017 have been prepared by the Management Group of Western Lucrative Enterprises, Inc.

WESTERN LUCRATIVE ENTERPRISES, INC.

(A Development Stage Company)

Financial Statements

For the three months ended March 31, 2017 and 2016, and the Period of July 14, 2008 (Inception) to March 31, 2017.

WESTERN LUCRATIVE ENTERPRISES, INC.

(A Development Stage Company)

Financial Statements

March 31, 2017 and 2016

Balance Sheets as of March 31, 2017 and December 31, 2016	5

Statements of Operations for the 3 Months Ended March 31, 2017 and the Period from the Inception on July 14, 2008 to March 31, 2017	6

Statements of Cash Flows for the 3 Months Ended March 31, 2017 and 2016, and the Period from Inception on July 14, 2008 to March 31, 2017	7

Notes to the Financial Statements	8

WESTERN LUCRATIVE ENTERPRISES, INC.
(A Developmental Stage Enterprise)
Balance Sheets

	March 31, 2017	December 31, 2016

ASSETS
Current assets
Cash	$-	$-
Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

Current liabilities
Accounts payable	$30,814	$27,815
Accrued expense	600	4,000
Accrued interest	3,256	3,098
Related party loan (current portion)	17,500	17,500
Beneficial conversion feature	(17,500)	(17,500)
Total Current Liabilities	34,670	34,913

Related party loan	10,000	10,000
Loan discount-beneficial conversion feature	(10,000)	(10,000)
Total long term liabilities	-	-
Total Liabilities	34,670	34,913

Stockholders’ Deficit
Common stock, $.001 par value, 750,000,000 shares authorized;
8,505,000 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	8,505	8,505
Additional paid-in capital	74,389	74,389
Deficit accumulated during the development stage	(117,564)	(117,807)
TOTAL SHAREHOLDERS’ DEFICIT	(34,670)	(34,913)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$-	$-

The accompanying notes are an integral part of these financial statements.

WESTERN LUCRATIVE ENTERPRISES, INC.
(A Developmental Stage Enterprise)
Statements of Operations
			For the Period July 14, 2008 (Inception) to March 31, 2017
	Three Months Ended
	March 31
	2017	2016

Net Revenue	$-	$-	$-

Expenses
General and administrative	-	-	38,684
Professional fees	600	600	94,946
Total expenses	600	600	133,630

Other income (expense)
Other income	1,000	-	19,937
Interest expense	(158)	(158)	(3,872)
Total other income /(expense)	842	(158)	16,065

Net income/(loss)	$242	$(758)	$(117,565)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)

Weighted average shares outstanding
Basic	8,505,000	8,505,000
Diluted	9,595,200	9,595,200

The accompanying notes are an integral part of these financial statements.

WESTERN LUCRATIVE ENTERPRISES, INC.
(A Developmental Stage Enterprise)
Statements of Cash Flows
			For the Period July 14, 2008 (Inception) to March 31, 2017
	Three Months Ended
	March 31,
	2017	2016

Cash Flows from Operating Activities:
Net loss	$242	$(758)	$(117,565)
Adjustments to reconcile net loss to net cash used in operating activities
Issuance of common stock in exchange for services	-	-	39,652
Non-cash interest-beneficial conversion feature	-	-	616
Changes in operating Assets and Liabilities:
Accounts payable	3,600	600	28,416
Accrued expense	(4,000)	-	-
Accrued interest	158	158	3,256
Net cash used in operating activities	-	-	(45,625)

Cash Flows from Investing Activities
Net cash provided by investing activities	-	-	-

Cash Flows from Financing Activities
Proceeds from related party loan	-	-	17,500
Proceeds from issuance of stock	-	-	28,125
Net cash provided by financing activities	-	-	45,625

Net increase (decrease) in cash	-	-	-

Cash beginning of period	-	-	-
Cash end of period	$-	$-	$-

Supplemental Cash Flow Information:
Interest paid	$-	$-	$-
Taxes paid	$-	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock for professional and consulting services	$-	$-	$40,452
Issuance of convertible note with beneficial conversion feature	$-	$-	$7,500

The accompanying notes are an integral part of these financial statements.

WESTERN LUCRATIVE ENTERPRISES, INC.

(A Development Stage Company)

Notes to Financial Statements

For the Three Months ended March 31, 2017 and 2016

and the Period from July 14, 2008 (Inception) to March 31, 2017

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

Neville Pearson was appointed as a Director of the Company on August 14, 2010. Subsequently on August 17, 2010, he was appointed as President, Treasurer, and Secretary of the Company.

Concentration of Risk

The Company at times may maintain a cash balance in excess of insured limits. However, as of March 31, 2017, the Company has no cash in excess of insured limits.

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

WESTERN LUCRATIVE ENTERPRISES, INC.

(A Development Stage Company)

Notes to Financial Statements

For the Three Months ended March 31, 2017 and 2016

and the Period from July 14, 2008 (Inception) to March 31, 2017

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Accounts Receivable

Accounts receivable, if any, is carried at the expected net realizable value. The allowance for doubtful accounts, when determined, will be based on management’s assessment of the collectability of specific customer accounts and the aging of the accounts receivables. If there were a deterioration of a major customer’s creditworthiness, or actual defaults were higher than historical experience, our estimates of the recoverability of the amounts due to us could be overstated, which could have a negative impact on operations.

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

Depreciation is computed for financial statement purposes on a straight-line basis over estimated useful lives of the related assets. The estimated useful lives of depreciable assets are:

Estimated Useful Lives
Office Equipment	5-10 years
Copier	5-7 years
Vehicles	5-10 years
Website/ Software	10-15 years

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

Accounts Payable and Accrued expense

The Company has accounts payable and accrued expenses in the amount of $31,415, and $31,815 as of March 31, 2017, and December 31, 2016 respectively.

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

WESTERN LUCRATIVE ENTERPRISES, INC.

(A Development Stage Company)

Notes to Financial Statements

For the Three Months ended March 31, 2017 and 2016

and the Period from July 14, 2008 (Inception) to March 31, 2017

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Advertising

Advertising expenses related to specific jobs are allocated and classified as costs of goods sold. Advertising expenses not related to specific jobs are recorded as general and administrative expenses. No advertising expense was incurred for the 3 Months ended March 31, 2017 and 2016.

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

The Company has authorized seven hundred and fifty million (750,000,000) shares of common stock with a par value of $.001. As of March 31, 2017 and December 31, 2016.

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

•Level 1 – observable market inputs that are unadjusted quoted prices for identical assets or liabilities in active markets.

•Level 2 – other significant observable inputs (including quoted prices for similar securities, interest rates, credit risk, etc.).

•Level 3 – significant unobservable inputs (including the Company’s own assumptions in determining the fair value of investments).

The Company’s adoption of FASB ASC Topic 825 effectively at the inception did not have a material impact on the Company’s financial statements.

WESTERN LUCRATIVE ENTERPRISES, INC.

(A Development Stage Company)

Notes to Financial Statements

For the Three Months ended March 31, 2017 and 2016

and the Period from July 14, 2008 (Inception) to March 31, 2017

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The carrying value of financial assets and liabilities recorded at fair value is measured on a recurring or nonrecurring basis. Financial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs. The Company had no financial assets or liabilities carried and measured on a nonrecurring basis during the reporting periods. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared. The Company does not have financial assets as an investment carried at fair value on a recurring basis as of March 31, 2017.

The availability of inputs observable in the market varies from instrument to instrument and depends on a variety of factors including the type of instrument, whether the instrument is actively traded, and other characteristics particular to the transaction. For many financial instruments, pricing inputs are readily observable in the market, the valuation methodology used is widely accepted by market participants, and the valuation does not require significant management discretion. For other financial instruments, pricing inputs are less observable in the market and may require management judgment. As of March 31, 2017, the Company has assets and liabilities in cash, various receivables, property and equipment, and various payables. Management believes that they are being presented at their fair market value.

Basic and Diluted Loss per Common Share

Net loss per share is calculated in accordance with SFAS No. 128, “Earnings per Share.” The weighted-average number of common shares outstanding during each period is used to compute basic loss per share. Diluted loss per share is computed using the weighted average number of shares and dilutive potential common shares outstanding. Dilutive potential common shares are additional common shares assumed to be exercised. We do not calculate loss per diluted shares to prevent understating the actual loss per share

Basic net loss per common share is based on the weighted-average number of share of common stock outstanding since inception. As of March 31, 2017 and since inception, the Company had 8,505,000 common shares outstanding and 9,595,200 dilutive potential common shares.

Basic earnings per share are based on the weighted-average number of shares of common stock outstanding. Diluted earnings per share is based on the weighted-average number of shares of common stock outstanding adjusted for the effects of common stock that may be issued as a result of the following types of potentially dilutive instruments:

•Warrants,

•Employee stock options, and

•Other equity awards, which include long-term incentive awards.

The FASB ASC Topic 260, Earnings per Share, requires the Company to include additional shares in the computation of earnings per share, assuming dilution.

Diluted earnings per share are based on the assumption that all dilutive options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options are assumed to be exercised at the time of issuance, and as if funds obtained thereby were used to purchase common stock at the average market price during the period. The Company does not have diluted effects on common stock as there was no warrant or option issued. Basic and diluted earnings per share are the same as there was no dilutive effect of outstanding stock options for the period ended March 31, 2017. The following is a reconciliation of basic and diluted earnings per share for the 3 Months ended March 31, 2017:

WESTERN LUCRATIVE ENTERPRISES, INC.

(A Development Stage Company)

Notes to Financial Statements

For the Three Months ended March 31, 2017 and 2016

and the Period from July 14, 2008 (Inception) to March 31, 2017

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Period Ended March 31, 2017
Numerator:
Net Loss available to common shareholders	$242
Denominator:
Weighted average shares – basic	8,505,000
Weighted average shares – diluted	9,595,200
Net income (loss) per share – basic and diluted	$0.00

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

Recently Issued Accounting Pronouncements

Note: ASC 915 is being superseded by FASB Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915)

Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance inTopic.810, Consolidation.

The amendments made by ASU 2014-10 are effective for public business entities for annual reporting periods beginning after December 15, 2014, and interim periods therein. For other entities, the amendments are effective for annual reporting periods beginning after December 15, 2014, and for interim reporting periods beginning after December 15, 2015.

Specifically, ASU 2014-10:

Removes ASC 915 in its entirety from the FASB Accounting Standards Codification

Deletes the guidance in ASC 810 on how to assess whether a DSE has sufficient equity at risk in the evaluation of whether the DSE is a variable interest entity.

Clarifies that all entities, including entities that have not begun operations, should provide the risk and uncertainty disclosures required in ASC 275.

The ASU will be applied retrospectively and will be effective for business entities in interim and annual periods beginning g after December 15, 20 14. The requirements will be effective for non-public entities for annual period s beginning after December 15, 2614, and Interim and annual periods thereafter. However, both public and non-public entities will have additional time to adopt the amendments to AC 810. Early adoption is permitted in all cases.

Full details and further information can be found on the FASB web site, www.fasb.org.

WESTERN LUCRATIVE ENTERPRISES, INC.

(A Development Stage Company)

Notes to Financial Statements

For the Three Months ended March 31, 2017 and 2016

and the Period from July 14, 2008 (Inception) to March 31, 2017

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Financial Accounting Standards Board issued the following 47 ASU’s (Accounting Standards Updates) during 2015, 2016 and 2017 to date.

Due to the fact that the company is not yet an operating entity none of these pronouncements have any relevance at this time. Should anyone wish to read further detail, then the full text of these pronouncements can be found at http://www.fasb.org/jsp/FASB/Page/Sectionpage&cid=1218220137102.

Issued In 2015

•Update 2015-17 —Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes

•Update 2015-16—Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments

•Update 2015-15—Interest—Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements—Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting (SEC Update)

•Update 2015-14—Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date

•Update 2015-13—Derivatives and Hedging (Topic 815): Application of the Normal Purchases and Normal Sales Scope Exception to Certain Electricity Contracts within Nodal Energy Markets (a consensus of the FASB Emerging Issues Task Force)

•Update 2015-12—Plan Accounting: Defined Benefit Pension Plans (Topic 960), Defined Contribution Pension Plans (Topic 962), Health and Welfare Benefit Plans (Topic 965): (Part I) Fully Benefit-Responsive Investment Contracts, (Part II) Plan Investment Disclosures, (Part III) Measurement Date Practical Expedient (consensuses of the FASB Emerging Issues Task Force)

•Update 2015-11—Inventory (Topic 330): Simplifying the Measurement of Inventory

•Update 2015-10—Technical Corrections and Improvements

•Update 2015-09—Financial Services—Insurance (Topic 944): Disclosures about Short-Duration Contracts

•Update 2015-08—Business Combinations (Topic 805): Pushdown Accounting—Amendments to SEC Paragraphs Pursuant to Staff Accounting Bulletin No. 115 (SEC Update)

•Update 2015-07—Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent) (a consensus of the FASB Emerging Issues Task Force)

•Update 2015-06—Earnings Per Share (Topic 260): Effects on Historical Earnings per Unit of Master Limited Partnership Dropdown Transactions (a consensus of the FASB Emerging Issues Task Force)

•Update 2015-05—Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement

•Update 2015-04—Compensation—Retirement Benefits (Topic 715): Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets

•Update No. 2015-03—Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs

•Update No. 2015-02—Consolidation (Topic 810): Amendments to the Consolidation Analysis

WESTERN LUCRATIVE ENTERPRISES, INC.

(A Development Stage Company)

Notes to Financial Statements

For the Three Months ended March 31, 2017 and 2016

and the Period from July 14, 2008 (Inception) to March 31, 2017

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

•Update No. 2015-01—Income Statement—Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items

Issued in 2016 - to December31, 2016

Issued In 2016

Update 2016-19—Technical Corrections and Improvements	December 2016	Most of the amendments are effective immediately; others take effect for interim and annual reporting periods beginning after December 15, 2016.
Update 2016-18—Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force)	November 2016

Effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period.

Update 2016-16—Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory

Update 2016-15—Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force	August 2016

Effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period.

Update 2016-14—Not-for-Profit Entities (Topic 958): Presentation of Financial Statements of Not-for-Profit Entities	August 2016

Effective for annual financial statements issued for fiscal years beginning after December 15, 2017, and for interim periods within fiscal years beginning after December 15, 2018. Application to interim financial statements is permitted but not required in the initial year of application. Early application of the amendments is permitted. The amendments should be initially adopted only for an annual fiscal period or for the first interim period within the fiscal year of adoption.

•Update 2016-13—Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments

•Update 2016-12—Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients

•Update 2016-11 —Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting (SEC Update)

•Update 2016-10—Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing

•Update 2016-09—Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting

•

WESTERN LUCRATIVE ENTERPRISES, INC.

(A Development Stage Company)

Notes to Financial Statements

For the Three Months ended March 31, 2017 and 2016

and the Period from July 14, 2008 (Inception) to March 31, 2017

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

•Update 2016-08—Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)

•Update 2016-07 —Investments—Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting

•Update 2016-06 —Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments (a consensus of the Emerging Issues Task Force)

•Update 2016-05—Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships (a consensus of the Emerging Issues Task Force)

•Update 2016-04—Liabilities—Extinguishments of Liabilities (Subtopic 405-20): Recognition of Breakage for Certain Prepaid Stored-Value Products (a consensus of the Emerging Issues Task Force)

•Update 2016-03—Intangibles—Goodwill and Other (Topic 350), Business Combinations (Topic 805), Consolidation (Topic 810), Derivatives and Hedging (Topic 815): Effective Date and Transition Guidance (a consensus of the Private Company Council)

•Update 2016-02—Leases (Topic 842)

Section A—Leases: Amendments to the FASB Accounting Standards Codification®

Section B—Conforming Amendments Related to Leases: Amendments to the FASB Accounting Standards Codification®

Section C—Background Information and Basis for Conclusions

•Update 2016-01—Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities

Issued in 2017 – to March 31, 2017

Issued In 2017

Update 2017-08—Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities	March 2017

For public business entities, the amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period.

WESTERN LUCRATIVE ENTERPRISES, INC.

(A Development Stage Company)

Notes to Financial Statements

For the Three Months ended March 31, 2017 and 2016

and the Period from July 14, 2008 (Inception) to March 31, 2017

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Update 2017-07—Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost	March 2017

Effective for public business entities for annual periods beginning after December 15, 2017, including interim periods within those annual periods. For other entities, the amendments in this Update are effective for annual periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. Early adoption is permitted as of the beginning of an annual period for which financial statements (interim or annual) have not been issued or made available for issuance. That is, early adoption should be within the first interim period if an employer issues interim financial statements. Disclosures of the nature of and reason for the change in accounting principle are required in the first interim and annual periods of adoption.

Update 2017-06—Plan Accounting: Defined Benefit Pension Plans (Topic 960), Defined Contribution Pension Plans (Topic 962), Health and Welfare Benefit Plans (Topic 965): Employee Benefit Plan Master Trust Reporting (a consensus of the Emerging Issues Task Force)

	February 2017	Effective for fiscal years beginning after December 15, 2018. Early adoption is permitted.

Update 2017-05—Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets

February 2017

Effective at the same time as the amendments in Update 2014-09, Revenue from Contracts with Customers (Topic 606). Therefore, public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the amendments in this Update to annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period.

All other entities should apply the amendments in this Update to annual reporting periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. All other entities may apply the guidance earlier as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. All other entities also may apply the guidance earlier as of annual reporting periods beginning after December 15, 2016, and interim reporting periods within annual reporting periods beginning one year after the annual reporting period in which the entity first applies the guidance.

An entity is required to apply the amendments in this Update at the same time that it applies the amendments in Update 2014-09.

WESTERN LUCRATIVE ENTERPRISES, INC.

(A Development Stage Company)

Notes to Financial Statements

For the Three Months ended March 31, 2017 and 2016

and the Period from July 14, 2008 (Inception) to March 31, 2017

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Update 2017-04—Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment	January 2017

A public business entity that is an SEC filer should adopt the amendments in this Update for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019.

A public business entity that is not an SEC filer should adopt the amendments in this Update for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2020.

All other entities, including not-for-profit entities, that are adopting the amendments in this Update should do so for their annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2021.

Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017.

Update 2017-02—Not-for-Profit Entities—Consolidation (Subtopic 958-810): Clarifying When a Not-for-Profit Entity That Is a General Partner or a Limited Partner Should Consolidate a For-Profit Limited Partnership or Similar Entity

	January 2017	The amendments in this Update are effective for not-for-profit entities for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017.

Update 2017-01—Business Combinations (Topic 805): Clarifying the Definition of a Business	January 2017

Public business entities should apply the amendments in this Update to annual periods beginning after December 15, 2017, including interim periods within those periods. All other entities should apply the amendments to annual periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

WESTERN LUCRATIVE ENTERPRISES, INC.

(A Development Stage Company)

Notes to Financial Statements

For the Three Months ended March 31, 2017 and 2016

and the Period from July 14, 2008 (Inception) to March 31, 2017

NOTE B - GOING CONCERN

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

The chart below summarizes the term of the Notes Payable & Debt Discounts of the Company as of March 31, 2017. The Company is currently in good standing of its promissory notes to Millenium Group, Inc. (“Millenium”), a California corporation, Magellan Capital Partners (“Magellan”) and Savile Town Investments, Inc. (“Savile Town”).

WESTERN LUCRATIVE ENTERPRISES, INC.

(A Development Stage Company)

Notes to Financial Statements

For the Three Months ended March 31, 2017 and 2016

and the Period from July 14, 2008 (Inception) to March 31, 2017

NOTE C – NOTES PAYABLE & DEBT DISCOUNTS (CONTINUED)

Terms	Amount
Notes Payable to Related Party (Millenium): Effective as of August 20, 2010; principal of $10,000 at 2.5% APR; convertible into 4% of fully diluted common shares; due on August 20, 2017, net of unamortized discount related to the debt accretion of $0.	$10,000
Notes Payable to Related Party (Magellan): Effective as of December 31, 2013; principal of $6,000 at 5.0% APR; convertible into 600,000 fully diluted common shares; due on December 31, 2017, net of unamortized discount related to the debt accretion of $0.	$6,000
Notes Payable to Related Party (Savile Town): Effective as of December 31, 2013; principal of $1,500 at 5.0% APR; convertible into 150,000 fully diluted common shares; due on December 31, 2017, net of unamortized discount related to the debt accretion of $0.	$1,500

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

In accordance with ASC 470-20, Debt with conversion and other options, as the conversion price of the share is a fixed price at $0.01 per diluted common shares, the beneficial conversion feature or BCF of Notes were calculated based on the intrinsic value. The fair value of the shares at the issuance date, December 31, 2012 was $0.52 and the BCF is $0.51 per share. As the total BCF is greater than the total proceeds of the $7,500 convertible notes, in accordance with ASC 470-20 the BCF is limited to the total proceeds of the convertible notes which is $7,500. We recorded the total convertible value of the notes issued to the Company in the amount of $7,500 as a debt discount upon issuance, and amortized this debt discount as interest expense over the life of the note. We recorded interest expense in the amount of $158 for the 3 Months ended March 31, 2017 in connection with these Notes.

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

On August 20, 2016, this note was renewed and the maturity date was extended to August 20, 2017. No beneficial conversion feature occurs with this note renewal since the beneficial conversion feature had been recognized, and had been completely amortized. As of March 31, 2017, there is $1,654 accrued interest which is due on the mature date of note.

WESTERN LUCRATIVE ENTERPRISES, INC.

(A Development Stage Company)

Notes to Financial Statements

For the Three Months ended March 31, 2017 and 2016

and the Period from July 14, 2008 (Inception) to March 31, 2017

NOTE C – NOTES PAYABLE & DEBT DISCOUNTS (CONTINUED)

As of March 31, 2017, the carrying values of our short-term and long-term notes payable are as follows:

	Effective Interest Rate	Principal	Discount	March 31, 2017
Current notes payable
Magallen Group Inc.	5.00%	6,000	6,000	-
Millenium Group, Inc.	2.50%	10,000	10,000	-
Savile Town Investments, Inc.	5.00%	1,500	1,500	-
Total short-term notes payable		$17,500	$17,500	$-
Long-term notes payable
		-	-	-
Total long-term notes payable		$-	$-	$-

Total short-term and long-term notes payable		$17,500	$17,500	$-

As of March 31, 2017, the future principal payments of the above convertibles notes are as follows:

2017	$17,500
2018	-
Total	$$17,500

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

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the periods ended March 31, 2017 or 2016, applicable under ACS 740. As a result of the adoption of ACS 740, we did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of accumulated deficit on the balance sheet.

The component of the Company’s deferred tax asset as of March 31, 2017 and 2016 is as follows:

	2016	2016
Net operating loss carry forward	$117,564	$112,134
Valuation allowance	(117,564)	(112,134)
Net deferred tax asset	$-	$-

The Company did not pay any income taxes during the periods ended March 31, 2017 or 2016.

The net federal operating loss carry forward will expire in 2032. This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

WESTERN LUCRATIVE ENTERPRISES, INC.

(A Development Stage Company)

Notes to Financial Statements

For the Three Months ended March 31, 2017 and 2016

and the Period from July 14, 2008 (Inception) to March 31, 2017

NOTE E – COMMON STOCK

The Company’s articles of incorporation provide for the authorization of seven hundred and fifty million (750,000,000) shares of common stock with par values of $0.001. Common stock holders have all the rights and obligations that normally pertain to stockholders of Iowa corporations. As of March 31, 2017, the Company had 8,505,000 shares of common stock issued and outstanding.

NOTE F – OTHER INCOME

There was no other income during the 3 Months ended March 31, 2017.

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

NOTE I – SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after March 31, 2017 through the date of this filing in accordance with FASB ASC 855 “Subsequent Events”. The Company determined that it does not have any additional subsequent event requiring recording or disclosure.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Certain statements in this report and elsewhere (such as in other filings by the Company with the Securities and Exchange Commission (“SEC”), press releases, presentations by the Company of its management and oral statements) may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and “should,” and variations of these words and similar expressions, are intended to identify these forward-looking statements. Actual results may materially differ from any forward-looking statements. Factors that might cause or contribute to such differences include, among others, competitive pressures and constantly changing technology and market acceptance of the Company’s products and services. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Western Lucrative Enterprises, Inc. was incorporated on July 14, 2008. As of the date of this document, we have generated no revenues and substantial expenses. This resulted in a net loss of $117,564 since inception, which is attributable to general and administrative expenses plus professional fees. The losses incurred for the three month period to March 31, 2017 and the three month period to March 31, 2016 were $242 and $767 respectively. These losses can be attributed to accrued interest on Convertible Notes and accrued professional fees. There are no General & Administrative expenses being incurred other than audit fees. The sole officer provides all necessary administrative services free of charge.

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

In 2010, we engaged Millennium Group, Inc to assist the Company with new business strategies and options. Millennium Group is a consulting services firm owned and managed by Jonathan Mork, 50. A pension plan of which his father, Dempsey Mork, is a beneficiary owns more than 5% of our stock. We issued to Millennium Group a $10,000 convertible note as a non-refundable retainer to Millennium Group. We also agreed to pay $400,000 to Millennium if it is able to introduce a major acquisition to the Company. The note is due and payable to Millennium in two years, and bears a 5% interest rate which shall accrue annually and be payable at maturity. At Millennium’s election, this note and any accrued interest can be retired at any earlier time by conversion into common shares. The note is convertible into 4.0% of the Company’s fully diluted common shares at the time of conversion, with full anti-dilution protection (not adjusted for splits or new issuances). The Company has also agreed that any shares issued under this note will have piggyback registration rights. The Board of Directors of the Company has approved and ratified the terms of this note.

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

In accordance with ASC 470-20, Debt with conversions and other options, as the conversion price of the share is a fixed price at $0.01 per diluted common shares, the beneficial conversion features or BCF of these Notes were calculated based on the intrinsic value. The fair value of the shares at the issuance date, December 31, 2012 was $0.52 and the BCF is $0.51 per share. As the total BCF is greater than the total proceed of the $7,500 convertible notes, in accordance with ASC 470-20, the BCF is limited to the total proceed of the convertible notes which is $7,500. We recorded the total convertible value of the notes issued to the Company in the amount of $7,500 as a debt discount upon issuance, and amortized this debt discount as interest expense over the life of the note. We recorded interest expense in the amount of $158 for the three months ended March 31, 2017 in connection with these Notes.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this item.

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our president and chief financial officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in the Exchange Act Rules 13a-15(e) and 15d-15 (e) as of the end of the period covered by this report (the “Evaluation Date”). Based upon that evaluation, the president and chief financial officer concluded that as of the Evaluation Date, our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our president and chief financial officer, as appropriate to allow timely decisions regarding required disclosure since our auditor had to make audit adjustments. Our management intends to work more closely with our auditors to correct this ineffectiveness.

(b) Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-I5(f) and 15(d)-15(f) under the 1934 Act). Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2017. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Our management has concluded that, as of March 31, 2017, our internal control over financial reporting was not effective based on these criteria. In its assessment of the effectiveness of internal control over financial reporting as of March 31, 2017, we determined that the following deficiencies constituted a material weakness, as described below.

1.Certain entity level controls establishing a “tone at the top” were considered material weaknesses. The Company has no audit committee. There is no policy on fraud and no code of ethics at this time. A whistleblower policy is not necessary given the small size of the organization.

2.Management override of existing controls is possible given the small size of the organization and lack of personnel.

3.There is no system in place to review and monitor internal control over financial reporting. The Company maintains an insufficient complement of personnel to carry out ongoing monitoring responsibilities and ensure effective internal control over financial reporting.

Management is currently evaluating remediation plans for the above control deficiencies.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

This quarterly report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this quarterly report.

(c) Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the last fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There are no material changes in the risk factors set forth in Part 1, Item 1A of the Company’s 10K dated December 31, 2016.

ITEM 2. SELECTED FINANCIAL DATA

As a smaller reporting company, as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we are not required to provide the information required by this item.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

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

Date: November 20, 2017

By: /s/ Neville Pearson

Neville Pearson,

President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: November 20, 2017

By: /s/ Neville Pearson

Neville Pearson,

President and Director

(Principal Executive Officer)

Date: November 20, 2017

By: /s/ Neville Pearson

Neville Pearson,

Chief Financial Officer

(Principal Financial and Accounting Officer)