Form 10-Q
period 2017-09-30
WESTERN LUCRATIVE ENTERPRISES, INC.
filed 2017-11-20
CIK 1442101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 1O-Q

[X] QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the three month period ended September 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [   ]

As of September 30, 2017, there was no active trading market for the issuer’s common stock, $.001 par value and therefore the value of shares held by affiliates cannot be ascertained.

The number of shares outstanding of the issuer’s common stock, $.001 par value, as of September 30, 2017 was 8,505,000 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Western Lucrative Enterprises, Inc.

Form 10-Q Quarterly Report

PART 1

ITEM 1. FINANCIAL STATEMENTS

Financial Statements for the 9 month period ended September 30, 2017 have been prepared by the Management Group of Western Lucrative Enterprises, Inc.

WESTERN LUCRATIVE ENTERPRISES, INC.

(A Development Stage Company)

Financial Statements

For the three months ended September 30, 2017 and 2016, the nine months ended September 30, 2017 and 2016 and the Period of July 14, 2008 (Inception) to September 30, 2017.

WESTERN LUCRATIVE ENTERPRISES, INC.

(A Development Stage Company)

Financial Statements

September 30, 2017 and 2016

Balance Sheets as of September 30, 2017 and December 31, 2016	5

Statements of Operations for the 3 Months Ended September 30, 2017 and 2016, the 9 months ended September 30, 2017 and 2016 and the Period from the Inception on July 14, 2008 to September 30, 2017	6

Statements of Cash Flows for the 3 Months Ended September 30, 2017 and 2016, and the Period from Inception on July 14, 2008 to September 30, 2017	7

Notes to the Financial Statements	8

WESTERN LUCRATIVE ENTERPRISES, INC.
(A Developmental Stage Enterprise)
Balance Sheets

	Sept. 30,	December 31,
	2017	2016
ASSETS
Current assets
Cash	$-	$-
Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

Current liabilities
Accounts payable	$23,215	$27,815
Accrued expense	4,000	4,000
Accrued interest	2,783	3,098
Related party loan (current portion)	17,500	17,500
Beneficial conversion feature	(17,500)	(17,500)
Total Current Liabilities	29,998	34,913

Related party loan	10,000	10,000
Loan discount-beneficial conversion feature	(10,000)	(10,000)
Total long term liabilities	-	-
Total Liabilities	29,998	34,913

Stockholders’ Deficit
Common stock, $.001 par value, 750,000,000 shares authorized;
8,505,000 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	8,505	8,505
Additional paid-in capital	74,389	74,389
Deficit accumulated during the development stage	(112,892)	(117,807)
TOTAL SHAREHOLDERS’ DEFICIT	(29,998)	(34,913)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$-	$-

The accompanying notes are an integral part of these financial statements.

WESTERN LUCRATIVE ENTERPRISES, INC.
(A Developmental Stage Enterprise)
Statements of Operations
					For the Period July 14, 2008 (Inception) to Sept. 30, 2017
	Three Months Ended		Nine Months Ended
	September 30		September 30
	2017	2016	2017	2016

Net Revenue	$-	$-	$-	$-	$-

Expenses
General and administrative	-	-		-	38,682
Professional fees	600	600	1,800	1,200	96,146
Total expenses	600	600	1,800	1,200	134,828

Other income (expense)
Other income	-	-	1,000	-	19,936
Interest expense	(158)	(158)	(473)	(315)	(4,187)
Total other income /(expense)	(158)	(158)	527	(315)	15,749

Net income/(loss)	$(758)	$(758)	$(1,273)	$(1,515)	$(119,079)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding
Basic	8,505,000	8,505,000	8,505,000	8,505,000
Diluted	9,595,200	9,595,200	9,595,200	9,595,200

The accompanying notes are an integral part of these financial statements.

WESTERN LUCRATIVE ENTERPRISES, INC.
(A Developmental Stage Enterprise)
Statements of Cash Flows
			For the Period
	Three Months Ended		July 14, 2008
	September 30		(Inception) to
	2017	2016	Sept. 30, 2017

Cash Flows from Operating Activities
Net loss	$(1,273)	$(1,515)	$(119,079)
Adjustments to reconcile net loss to net cash used in operating activities
Issuance of common stock in exchange for services	-	-	36,652
Non-cash interest-beneficial conversion feature	-	-	616
Changes in operating Assets and Liabilities:
Accounts payable	4,800	1,200	32,615
Accrued expense	(4,000)	-	-
Accrued interest	473	315	3,571
Net cash used in operating activities	-	-	(45,625)

Cash Flows from Investing Activities
Net cash provided by investing activities	-	-	-

Cash Flows from Financing Activities
Proceeds from related party loan	-	-	17,500
Proceeds from issuance of stock	-	-	28,125
Net cash provided by financing activities	-	-	45,625

Net increase (decrease) in cash	-	-	-

Cash beginning of period	-	-	-
Cash end of period	$-	$-	$-

Supplemental Cash Flow Information:
Interest paid	$-	$-	$-
Taxes paid	$-	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock for professional and consulting services	$-	$-	$40,452
Issuance of convertible note with beneficial conversion feature	$-	$-	$7,500

The accompanying notes are an integral part of these financial statements.

WESTERN LUCRATIVE ENTERPRISES, INC.

(A Development Stage Company)

Notes to Financial Statements

For the Three Months ended September 30, 2017 and 2016

and the Nine Months ended September 30, 2017 and 2016

and the Period from July 14, 2008 (Inception) to September 30, 2017

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

Concentration of Risk

The Company at times may maintain a cash balance in excess of insured limits. However, as of September 30, 2017, the Company has no cash in excess of insured limits.

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

WESTERN LUCRATIVE ENTERPRISES, INC.

(A Development Stage Company)

Notes to Financial Statements

For the Three Months ended September 30, 2017 and 2016

and the Nine Months ended September 30, 2017 and 2016

and the Period from July 14, 2008 (Inception) to September 30, 2017

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

Accounts Payable and Accrued expense

The Company has accounts payable and accrued expenses in the amount of $32,615 and $31,815 as of September 30, 2017 and December 31, 2016 respectively.

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

WESTERN LUCRATIVE ENTERPRISES, INC.

(A Development Stage Company)

Notes to Financial Statements

For the Three Months ended September 30, 2017 and 2016

and the Nine Months ended September 30, 2017 and 2016

and the Period from July 14, 2008 (Inception) to September 30, 2017

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Advertising

Advertising expenses related to specific jobs are allocated and classified as costs of goods sold. Advertising expenses not related to specific jobs are recorded as general and administrative expenses. No advertising expense was incurred for the 9 Months ended September 30, 2017 and 2016.

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

The Company has authorized seven hundred and fifty million (750,000,000) shares of common stock with a par value of $.001. As of September 30, 2017 and December 31, 2017.

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

The carrying value of financial assets and liabilities recorded at fair value is measured on a recurring or nonrecurring basis. Financial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs. The Company had no financial assets or liabilities carried and measured on a nonrecurring basis during the reporting periods. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared. The Company does not have financial assets as an investment carried at fair value on a recurring basis as of September 30, 2017.

The availability of inputs observable in the market varies from instrument to instrument and depends on a variety of factors including the type of instrument, whether the instrument is actively traded, and other characteristics particular to the transaction. For many financial instruments, pricing inputs are readily observable in the market, the valuation methodology used is widely accepted by market participants, and the valuation does not require significant management discretion. For other financial instruments, pricing inputs are less observable in the market and may require management judgment. As of September 30, 2017, the Company has assets and liabilities in cash, various receivables, property and equipment, and various payables. Management believes that they are being presented at their fair market value.

WESTERN LUCRATIVE ENTERPRISES, INC.

(A Development Stage Company)

Notes to Financial Statements

For the Three Months ended September 30, 2017 and 2016

and the Nine Months ended September 30, 2017 and 2016

and the Period from July 14, 2008 (Inception) to September 30, 2017

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Diluted earnings per share are based on the assumption that all dilutive options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options are assumed to be exercised at the time of issuance, and as if funds obtained thereby were used to purchase common stock at the average market price during the period. The Company does not have diluted effects on common stock as there was no warrant or option issued. Basic and diluted earnings per share are the same as there was no dilutive effect of outstanding stock options for the period ended September 30, 2017. The following is a reconciliation of basic and diluted earnings per share for the 3 Months ended September 30, 2017:

Period Ended Sept. 30, 2017
Numerator:
Net Loss available to common shareholders	$(1,273)
Denominator:
Weighted average shares – basic	8,505,000
Weighted average shares – diluted	9,595,200
Net income (loss) per share – basic and diluted	$0.00

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

Recently Issued Accounting Pronouncements

The Financial Accounting Standards Board issued the following 50 ASU’s (Accounting Standards Updates) during 2015, 2016 and 2017 to date.

WESTERN LUCRATIVE ENTERPRISES, INC.

(A Development Stage Company)

Notes to Financial Statements

For the Three Months ended September 30, 2017 and 2016

and the Nine Months ended September 30, 2017 and 2016

and the Period from July 14, 2008 (Inception) to September 30, 2017

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

WESTERN LUCRATIVE ENTERPRISES, INC.

(A Development Stage Company)

Notes to Financial Statements

For the Three Months ended September 30, 2017 and 2016

and the Nine Months ended September 30, 2017 and 2016

and the Period from July 14, 2008 (Inception) to September 30, 2017

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

WESTERN LUCRATIVE ENTERPRISES, INC.

(A Development Stage Company)

Notes to Financial Statements

For the Three Months ended September 30, 2017 and 2016

and the Nine Months ended September 30, 2017 and 2016

and the Period from July 14, 2008 (Inception) to September 30, 2017

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

•Update 2016-02—Leases (Topic 842)

Section A—Leases: Amendments to the FASB Accounting Standards Codification®

Section B—Conforming Amendments Related to Leases: Amendments to the FASB Accounting Standards Codification®

Section C—Background Information and Basis for Conclusions

•Update 2016-01—Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities

Issued in 2017 – to September 30, 2017

•Update 2017-13—Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments (SEC Update)

•Update 2017-12 —Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities

•Update 2017-11—Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception

•Update 2017-10—Service Concession Arrangements (Topic 853): Determining the Customer of the Operation Services (a consensus of the FASB Emerging Issues Task Force)

•Update 2017-09—Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting

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

WESTERN LUCRATIVE ENTERPRISES, INC.

(A Development Stage Company)

Notes to Financial Statements

For the Three Months ended September 30, 2017 and 2016

and the Nine Months ended September 30, 2017 and 2016

and the Period from July 14, 2008 (Inception) to September 30, 2017

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

WESTERN LUCRATIVE ENTERPRISES, INC.

(A Development Stage Company)

Notes to Financial Statements

For the Three Months ended September 30, 2017 and 2016

and the Nine Months ended September 30, 2017 and 2016

and the Period from July 14, 2008 (Inception) to September 30, 2017

NOTE C – NOTES PAYABLE & DEBT DISCOUNTS

On December 31, 2013, the Company issued two new Convertible Notes in the amounts of $6,000 and $1,500 to Magellan Capital Partners, Inc. and Savile Town Investments, Inc. respectively.

The chart below summarizes the term of the Notes Payable & Debt Discounts of the Company as of September 30, 2017. The Company is currently in good standing of its promissory notes to Millennium Group, Inc. (“Millennium”), a California corporation, Magellan Capital Partners (“Magellan”) and Savile Town Investments, Inc. (“Savile Town”).

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

In accordance with ASC 470-20, Debt with conversion and other options, as the conversion price of the share is a fixed price at $0.01 per diluted common shares, the beneficial conversion feature or BCF of Notes were calculated based on the intrinsic value. The fair value of the shares at the issuance date, December 31, 2012 was $0.52 and the BCF is $0.51 per share. As the total BCF is greater than the total proceeds of the $7,500 convertible notes, in accordance with ASC 470-20 the BCF is limited to the total proceeds of the convertible notes which is $7,500. We recorded the total convertible value of the notes issued to the Company in the amount of $7,500 as a debt discount upon issuance, and amortized this debt discount as interest expense over the life of the note. We recorded interest expense in the amount of $158 for the 3 Months ended September 30, 2017 in connection with these Notes.

Convertible Note to Millennium Group, Inc.

The original beneficial conversion feature was resulted from a note issued to Millennium Group, Inc. in the amount of $10,000 on August 20, 2010. The note is convertible at holder’s option into 4% of the Company’s fully diluted common shares at the time of conversion, with anti-dilution protection (not adjusted for splits or new issuances), and matures on August 20, 2018.

On August 20, 2017, this note was renewed and the maturity date was extended to August 20, 2018. No beneficial conversion feature occurs with this note renewal since the beneficial conversion feature had been recognized, and had been completely amortized. As of September 30, 2017, there is $1,779 accrued interest which is due on the mature date of note.

WESTERN LUCRATIVE ENTERPRISES, INC.

(A Development Stage Company)

Notes to Financial Statements

For the Three Months ended September 30, 2017 and 2016

and the Nine Months ended September 30, 2017 and 2016

and the Period from July 14, 2008 (Inception) to September 30, 2017

NOTE C – NOTES PAYABLE & DEBT DISCOUNTS (CONTINUED)

As of September 30, 2017, the carrying values of our short-term and long-term notes payable are as follows:

	Effective Interest Rate	Principal	Discount	September 30, 2017
Current notes payable
Magallen Group Inc.	5.00%	6,000	6,000	-
Millenium Group, Inc.	2.50%	10,000	10,000	-
Savile Town Investments, Inc.	5.00%	1,500	1,500	-
Total short-term notes payable		$17,500	$17,500	$-
Long-term notes payable
		-	-	-
Total long-term notes payable		$-	$-	$-

Total short-term and long-term notes payable		$17,500	$17,500	$-

As of September 30, 2017, the future principal payments of the above convertibles notes are as follows:

2017	$17,500
2018	-
Total	$$17,500

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

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the periods ended September 30, 2017 or 2016, applicable under ACS 740. As a result of the adoption of ACS 740, we did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of accumulated deficit on the balance sheet.

The component of the Company’s deferred tax asset as of September 30, 2017 and 2016 is as follows:

	2016	2016
Net operating loss carry forward	$119,079	$113,649
Valuation allowance	(119,079)	(113,649)
Net deferred tax asset	$-	$-

The Company did not pay any income taxes during the periods ended September 30, 2017 or 2016.

The net federal operating loss carry forward will expire in 2032. This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

WESTERN LUCRATIVE ENTERPRISES, INC.

(A Development Stage Company)

Notes to Financial Statements

For the Three Months ended September 30, 2017 and 2016

and the Nine Months ended September 30, 2017 and 2016

and the Period from July 14, 2008 (Inception) to September 30, 2017

NOTE E – COMMON STOCK

The Company’s articles of incorporation provide for the authorization of seven hundred and fifty million (750,000,000) shares of common stock with par values of $0.001. Common stock holders have all the rights and obligations that normally pertain to stockholders of Iowa corporations. As of September 30, 2017, the Company had 8,505,000 shares of common stock issued and outstanding.

NOTE F – OTHER INCOME

There was no other income during the 3 Months ended September 30, 2017.

NOTE G – RELATED PARTY TRANSACTIONS

The holder (Millennium Group, Inc.) of the $10,000 convertible note is owned by Jonathan Mork who is a son of Dempsey Mork, the owner of Orion Investment which holds more than 5% of the common shares from the Company.

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

NOTE I – SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after September 30, 2017 through the date of this filing in accordance with FASB ASC 855 “Subsequent Events”. The Company determined that it does not have any additional subsequent event requiring recording or disclosure.

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

Western Lucrative Enterprises, Inc. was incorporated on July 14, 2008. As of the date of this document, we have generated no revenues and substantial expenses. This resulted in a net loss of $119,079 since inception, which is attributable to general and administrative expenses plus professional fees. The losses incurred for the nine month period to September 30, 2017 and the nine month period to September 30, 2016 were $1,273 and $2,273 respectively. These losses can be attributed to accrued interest on Convertible Notes and accrued professional fees. There are no General & Administrative expenses being incurred other than audit fees. The sole officer provides all necessary administrative services free of charge.

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

In accordance with ASC 470-20, Debt with conversions and other options, as the conversion price of the share is a fixed price at $0.01 per diluted common shares, the beneficial conversion features or BCF of these Notes were calculated based on the intrinsic value. The fair value of the shares at the issuance date, December 31, 2012 was $0.52 and the BCF is $0.51 per share. As the total BCF is greater than the total proceed of the $7,500 convertible notes, in accordance with ASC 470-20, the BCF is limited to the total proceed of the convertible notes which is $7,500. We recorded the total convertible value of the notes issued to the Company in the amount of $7,500 as a debt discount upon issuance, and amortized this debt discount as interest expense over the life of the note. We recorded interest expense in the amount of $473 for the nine months ended September 30, 2017 in connection with these Notes.

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

(b) Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-I5(f) and 15(d)-15(f) under the 1934 Act). Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2017. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Our management has concluded that, as of September 30, 2017, our internal control over financial reporting was not effective based on these criteria. In its assessment of the effectiveness of internal control over financial reporting as of September 30, 2017, we determined that the following deficiencies constituted a material weakness, as described below.

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