Form 10-K
period 2017-12-31
WESTERN LUCRATIVE ENTERPRISES, INC.
filed 2018-04-17
CIK 1442101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________to _______________________

Commission File No. 001-34713

Western Lucrative Enterprises, Inc.

Iowa	26-3045445
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

64 North Pecos Road, Suite 900

Henderson, Nevada 89074

(Address and telephone number of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common stock, par value $0.001 per share

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [   ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes [   ] No[X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [   ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
Emerging growth company	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes [X] No [   ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Yes [   ] No [   ]

As of December 31, 2017, there was no active trading market for the issuer's common stock, $.001 par value and therefore the value of shares held by affiliates cannot be ascertained. The number of shares outstanding of the issuer's common stock, $.001 par value, as of April 17, 2018 was 18,735,000 shares.

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

As used in this annual report, the terms "we", "us", "our", "the Company", mean Western Lucrative Enterprises, Inc.., unless otherwise indicated.

All dollar amounts refer to US dollars unless otherwise indicated.

PART I

ITEM 1. BUSINESS

CORPORATE BACKGROUND

Western Lucrative Enterprises, Inc. was incorporated pursuant to the laws of the State of Iowa on July 14, 2008.

Our Business

We are a company whose business plan is to develop an online landscape design construction and consulting business to service do-it-yourself individuals and companies who want to beautify their home or business without the cost and disruption of designers/architects/construction workers.

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

Employees

As of December 31, 2017 we have no employees other than our sole officer and director and one additional director. We anticipate that we will not hire any employees in the next twelve months, unless we generate significant revenues, raise capital, or make a complete change of course from our current business plan.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We do not own any property.

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

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

(c) Holders. As of, December 31, 2017 there were 42 shareholders of all of our issued and outstanding shares of Common Stock.

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

Western Lucrative Enterprises, Inc. was incorporated on July 14, 2008. As of the date of this document, we have generated no revenues and substantial expenses. This resulted in a net loss of $123,432 since inception, which is attributable to general and administrative expenses.

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

In 2010, we engaged Millennium Group, Inc. to assist the Company with new business strategies and options. Millennium Group is a consulting services firm owned and managed by Jonathan Mork, 51. A pension plan of which his father, Dempsey Mork, is a beneficiary is the owner of Orion Investment, which owns more than 5% of our stock. We issued to Millennium Group a $10,000 convertible note as a non-refundable retainer to Millennium Group. We also agreed to pay $400,000 to Millennium if it is able to introduce a major acquisition to the Company. The note was due and payable to Millennium in two years, and bears a 5% interest rate which shall accrue annually and be payable at maturity. At Millennium’s election, this note and any accrued interest can be retired at any earlier time by conversion into common shares. The note is convertible into 4.0% of the Company’s fully diluted common shares at the time of conversion, with full anti-dilution protection (not adjusted for splits or new issuances). The Company has also agreed that any shares issued under this note will have piggyback registration rights. The Board of Directors of the Company has approved and ratified the terms of this note.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

RESULTS OF OPERATIONS

The Company has earned no revenue or profits to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. The Company incurred a net loss of $5,625 for the year ended December 31, 2017, as compared to a net loss of $6,430 for 2016. From the date of inception July 14, 2008, to Dec. 31, 2017 the Company lost a total of $123,432. Most labor and services have been compensated with issuances of stock and convertible notes payable.

Liquidity and Capital Resources

The Company has financed its expenses and costs thus far through financing and through the increase in its accounts payable, payments made by others for the company and by the settlement of the payable amounts with shares of common stock of the Company. As of December 31, 2017, the Company had a cash of $0 compared to cash of $0 as of December 31, 2016.

For the most recent fiscal year, 2016, the Company showed a loss in the amount of $5,625 and a loss of $6,430 for 2016. The loss in the current year arose from the accrual of interest on the Notes Payable and the accrued Audit Fee. The earlier years’ losses are a result of organizational expenses, professional fees and expenses associated with setting up a Company structure in order to begin implementing its business plan.

The 2013, 2014, 2015, 2016 and 2017 audit fees are also accrued and payable to the major shareholder and/or The Company’s Auditor (if not yet paid directly by the major shareholder).

During the period from July 14, 2008 (date of inception) through Dec. 31, 2017, the Company has incurred accumulated net loss of $123,432 and has not attained profitable operations. The Company is dependent upon obtaining adequate financing to enable it to pursue its business plan and manage its operations so that they are profitable.

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

Management has been successful in raising sufficient funds to cover the Company's compliance expenses including the cost of auditing and filing required documents for 2017. The Company as a whole may continue to operate at a loss for an indeterminate period thereafter. The Company will continue to identify new financial partners and investors. However, it may determine that it cannot raise sufficient capital to support its business on acceptable terms, or at all. Accordingly, there can be no assurance that any additional funds will be available on terms acceptable to the Company or at all. As of Dec. 31, 2017, the company was authorized to issue 750,000,000 shares of common stock.

Commitments.

We do not have any commitments which are required to be disclosed in tabular form as of Dec. 31, 2017.

Subsequent Events

The Company's management has performed subsequent events procedures through April 17, 2018, which is the date the financial statements were available to be issued.

The Company entered into a debt assumption and conversion agreement, dated as of January 31, 2018, pursuant to which $30,815 in accounts payables and accrued expenses owed to Magellan were converted into 10,230,000 shares of the Company’s common stock, issued in the name of Tonbridge, LLC, a company under common control with Magellan.

On January 31, 2018, a Stock Purchase Agreement (the”SPA”) was entered by and among Dempsey Mork, Tonbridge, LLC and Magellan Capital Corp. 401K Profit Sharing Plan, as sellers, and Wenjian Liu, as buyer. Pursuant to the SPA, the buyer paid consideration of $325,000 in cash from his personal funds. The purchase and sale of 16,930,000 shares of Common Stock as contemplated by the SPA (the “Purchase”) closed on February 12, 2018 and Wenjian Liu was appointed Chief Executive Officer, Chief Financial Officer and Secretary of the Company.

In connection with the Purchase, the Company entered into a cancellation of debt agreement with Millennium Group, Inc., for the cancellation of $11,863 in aggregate principal and accrued interest under a promissory note, dated August 20, 2010. The Company also entered into a cancellation of debt agreement with Savile Town Investments, Inc., dated as of January 31, 2018, for the cancellation of $1,882 in aggregate principal and accrued interest under a promissory note, dated December 31, 2012, which was assigned to Codell Financial Services, LLC on April 26, 2017. In addition, the Company entered into a cancellation of debt agreement with Magellan Capital Partners, Inc., for the cancellation of $7,526 in aggregate principal and accrued interest under a promissory note, dated December 31, 2012.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On March 7, 2018, Yu Certified Public Accountant, P.C. (“Yu”) informed Western Lucrative Enterprises, Inc. (the “Company”) that it will not stand for re-appointment as the Company’s independent registered public accounting firm.

The decision to change independent registered public accounting firm was approved by the Company’s board of directors.

The report of Yu on the Company’s financial statements for the year ended December 31, 2016 did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles, except that the audit report contained an uncertainty about the Company’s ability to continue as a going concern.

During the two most recent fiscal years and through March 7, 2018 (the date that Yu informed the Company that it will not stand for re-appointment), (a) there were no disagreements between the Company and Yu on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Yu, would have caused it to make reference thereto in its report and (b) there were no “reportable events” as described in Item 304(a)(1)(v) of Regulation S-K. (v)On March 26, 2018, the Company provided Yu with a copy of this Current Report and has requested that it furnish the Company with a letter addressing to the U.S. Securities and Exchange Commission stating whether it agrees with the above statements. A copy of such letter is attached as Exhibit 16.1 to this Current Report on Form 10-K.

On March 21, 2018, the Company, upon the approval of the Company’s board of directors, engaged Wei, Wei & Co., LLP (“WWC”) as its new independent registered public accounting firm to audit and review the Company’s financial statements, effective immediately. During the two most recent fiscal years ended December 31, 2016 and 2017, and any subsequent period through the date hereof prior to the engagement of WWC, neither the Company, nor someone on its behalf, has consulted WWC regarding: (i)Either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and either a written report was provided to the Company or oral advice was provided that the new accountant concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii)Any matter that was either the subject of a disagreement as defined in paragraph 304(a)(1)(iv) of Regulation S-K or a reportable event as described in paragraph 304(a)(1)(v) of Regulation S-K.

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

(b) Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-I5(f)under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Our management has concluded that, as of December 31, 2017, our internal control over financial reporting was not effective based on these criteria. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2017, we determined that the following deficiencies constituted a material weakness, as described below.

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

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management's report in this annual report.

(c) Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the last fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The name, age and titles of our executive officer and director are as follows:

Name and Address of Executive Officer and/or Director	Age	Position

Wenjian Liu 64 North Pecos Road, Suite 900 Henderson, Nevada 89074	40	Chief Executive Officer, Chief Financial Officer and Secretary

Weijian Liu

Wenjian Liu was appointed as the Chief Executive Officer, Chief Financial Officer and Secretary of the Company on February 12, 2018. Mr. Liu, 40, has been serving as a director of Yueaotong Finance and Tax Management Limited since 2013. In addition, since 2013, Mr. Liu has served as the general manager of the Guangdong Baofeng Law Firm. Mr. Liu obtained his diploma of law from the Hunan Business School – Faculty of Law.

The Board of Directors and Committees

Our Board of Directors is not comprised of a majority of independent directors. Our Board of Directors does not maintain a separate audit, nominating, or compensation committee. Functions customarily performed by such committees are performed by our Board of Directors as a whole. We are not required to maintain a majority of independent directors or the foregoing committees under the rules applicable to companies that do not have securities listed or quoted on a national securities exchange.

Communication with our Directors

Shareholders or other interested parties may communicate with our director by sending mail to 64 North Pecos Road, Suite 900 Henderson, Nevada 89074

Board of Directors’ Meetings

During our fiscal period ended December 31, 2017, the Company did not hold any meetings of the Board of Directors.

Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or chosen by our shareholders or us to become directors or executive officers.

Code of Ethics

We intend at some point to adopt a code of ethics that applies to our officers, directors and employees. We will file copies of our code of ethics in a current report on Form 8-K. You will be able to review these documents by accessing our public filings at the SEC’s website at www.sec.gov. In addition, a copy of the code of ethics will be provided without charge upon request to us. We intend to disclose any amendments to or waivers of certain provisions of our code of ethics in a current report on Form 8-K.

Section 16(a) Beneficial Ownership Reporting

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers and beneficial holders of more than 10% of its Common Stock to file with the SEC initial reports of ownership and reports of changes in ownership of its equity securities. Except for the failure of each of Dempsey Mork, Neville Pearson and Randall A. Baker to timely file a Form 3 upon becoming reporting persons, the Company is not aware of any instances when an executive officer, director or any owner of more than 10% of the outstanding shares of its Common Stock failed to comply with the reporting requirements of Section 16(a) of the Exchange Act.

ITEM 11. EXECUTIVE COMPENSATION

The Company’s sole officer and director did not receive any compensation for his services rendered to the Company for the fiscal year ended December 31, 2017. No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employee.

CHANGE OF CONTROL

The purchase and sale of 16,930,000 shares of Common Stock as contemplated by the SPA (the “Purchase”) closed on February 12, 2018 and the change in the composition of the Board will become effective ten days after the mailing of this Information Statement (the “Effective Date”).

Following consummation of the Purchase, the buyer owns 16,930,000 shares of Common Stock, or 90.4% of the Company’s outstanding voting securities, resulting in a change in control of the Company.

In connection with the change in control, Dempsey Mork, the Company’s Chief Executive Officer, Chief Financial Officer, Secretary and sole director, has resigned from his officer positions with the Company and resigned from his director position, which resignation has become effective on February 12, 2018.

Wenjian Liu was appointed Chief Executive Officer, Chief Financial Officer and Secretary of the Company, effective February 12, 2018. In addition, the Board has elected Wenjian Liu as sole director to fill the vacancy created following Mr. Mork’s resignation.

Other than the transactions described above, the Company knows of no other arrangements which may result in a change in control of the Company.

To the Company’s knowledge, none of its director, officer, 5% stockholders or affiliate, or any associate of such persons is a party adverse to the Company or has a material interest adverse to the Company in any material proceedings. To its knowledge, none of its directors or officers has been the subject of any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time, been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses), been subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting such person’s involvement in any type of business, securities or banking activities or been found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, regarding the beneficial ownership of the Company’s Common Stock as of the Record Date by (i) each stockholder known by the Company to be the beneficial owner of more than 5% of its Common Stock, (ii) by each director and executive officer of the Company and (iii) by all executive officers and directors of the Company as a group. Each of the persons named in the table has sole voting and investment power with respect to Common Stock beneficially owned.

The business address of each person listed below is 64 North Pecos, Suite 900, Henderson, Nevada 89012.

	Number of Shares Owned	Percentage of Shares Owned

Name and Address

5% Stockholders
Wenjian Liu	16,390,000	90.4%
Directors and Officers
Wenjian Liu	16,390,000	90.4%
Dempsey Mork	-	-
All officers and directors as a group (two persons)	16,390,000	90.4%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Our board of directors consists of one individual, Mr. Liu, who also serves as our sole officer, and is not independent.

Communication with the Board

Stockholders or other interested parties may communicate with the Board by sending mail to the Company’s offices at 64 North Pecos, Suite 900, Henderson, NV 89012.

Board Meetings

During its fiscal year ended December 31, 2017, the Company did not hold any meetings of the Board.

Family Relationships

There are no family relationships between or among the Company’s directors and executive officer.

Legal Proceedings

To the Company’s knowledge, there are no material proceedings to which any director, director nominee, officer or affiliate of the Company is a party adverse to the Company or has a material interest adverse to the Company.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During the annual period ended December 31, 2017, we incurred approximately $6,000 in fees to our independent registered public accountants firm for professional services rendered in connection with the audit of our financial statements as of and for the annual period ended December 31, 2017.

ITEM 15. EXHIBITS

The following exhibits are filed as part of this annual report.

Exhibits:

16.1

Letter of Yu Certified Public Accountant, P.C. dated March 26, 2018 to the U.S. Securities and Exchange Commission, filed by the Company on a Form 8-K with the U.S. Securities and Exchange Commission on March 27, 2018, and incorporated herein by reference.

31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1*	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 17, 2018

Western Lucrative Enterprises, Inc.

By: /s/ Wenjian Liu

Name: Wenjian Liu

Title: Chief Executive Officer

(Principal Executive Officer)

(Principal Accounting Officer)

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 17, 2018

Western Lucrative Enterprises, Inc.

By: /s/ Wenjian Liu

Name: Wenjian Liu

Title: Sole Director

Western Lucrative Enterprises, Inc.

WEI WEI & CO., LLP
CERTIFIED PUBLIC ACCOUNTANTS

• MAIN OFFICE
133-10 39TH AVENUE
FLUSHING, NY 11354
TEL. (718) 445-6308
FAX. (718) 445-6760

• CALIFORNIA OFFICE
36 W BAY STATE STREET
ALHAMBRA, CA 91801
TEL. (626) 282-1630
FAX. (626) 282-9726

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Western Lucrative Enterprises, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Western Lucrative Enterprises, Inc. (the "Company") as of December 31, 2017, and the related statements of operations, change in stockholders' deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made

1

by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Emphasis of Matter – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the financial statements, the Company has suffered recurring losses and has experienced negative cash flows from operations, which raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to those matters are also described in Note 9 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Wei Wei & Co. LLP

We have served as the Company’s auditor since 2018.

Flushing, NY
August 17, 2018

2

Yu Certified Public Accountant, P.C.
Professionalism, Expertise, Integrity

To the Audit Committee of the
Board of Directors and Shareholders of
Western Lucrative Enterprise Inc.

We have audited the accompanying consolidated balance sheets of Western Lucrative Enterprise Inc.(the "Company") as of December 31, 2016 and the related consolidated statements of income and comprehensive income, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (Untied States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.

The Company is not required to have, nor were we engaged to perform, an audit of internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

Yu Certified Public Accountant P.C.

New York, New York
April 14, 2017

Certified Public Accountants
149 Madison Avenue, Suite 1128, New York NY 10016
Tel: 347-618-9237,
Email: Info@ywlcpa.com

WESTERN LUCRATIVE ENTERPRISES, INC.

BALANCE SHEETS

	December 31,
ASSETS	2017	2016

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$36,815	$31,815
Accrued interest	3,723	3,098
Related party loan	17,500	17,500
Beneficial conversion feature	(17,500)	(17,500)

Total current liabilities	40,538	34,913

Contingencies

Stockholders’ (Deficit):
Common stock, $0.001 par value,
750,000,000 shares authorized; 8,505,000 shares issued and outstanding as of December 31, 2017 and 2016, respectively	8,505	8,505
Additional paid-in capital	74,389	74,389
(Deficit)	(123,432)	(117,807)

Total stockholders’ (deficit)	(40,538)	(34,913)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$-	$-

See report of independent registered public accounting firm and accompanying notes to financial statements.

WESTERN LUCRATIVE ENTERPRISES, INC.

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2017	2016

Revenues	$-	$-

Operating expenses:
General and administrative	(5,000)	(5,800)

Total operating expenses	(5,000)	(5,800)

Other income (expense):
Interest expense	(625)	(630)

Total other income (expense)	(625)	(630)

Other comprehensive (loss)	-	-

Net (loss)	$(5,625)	$(6,430)

Net (Loss) per common share, basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding, Basic and Diluted	8,505,000	8,505,000

See report of independent registered public accounting firm and accompanying notes to financial statements.

WESTERN LUCRATIVE ENTERPRISES, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2015	8,505,000	$8,505	$74,389	$(111,377)	$(28,483)
Net (loss)	-	-	-	(6,430)	(6,430)

Balance-December 31, 2016	8,505,000	8,505	74,389	(117,807)	(34,913)
Net (loss)	-	-	-	(5,625)	(5,625)

Balance-December 31, 2017	8,505,000	$8,505	$74,389	$(123,432)	$(40,538)

See report of independent registered public accounting firm and accompanying notes to financial statements.

WESTERN LUCRATIVE ENTERPRISES, INC.

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2017	2016

Cash flows from operating activities:
Net (loss)	$(5,625)	$(6,430)
Adjustment to reconcile net loss to net cash provided
by (used in) operating activities	-	-
Change in operating assets and liabilities:
Increase in accounts payable and accrued expenses	5,000	5,800
Increase in accrued interest	625	630

Net cash (used in) provided by operating activities	-	-

Net change in cash and cash equivalents	-	-
Cash and cash equivalents, beginning of year	-	-

Cash and cash equivalents, end of year	$-	$-

Supplemental disclosure of cash flow information

Cash paid for income taxes	$-	$-

Cash paid for interest	$-	$-

See report of independent registered public accounting firm and accompanying notes to financial statements.

WESTERN LUCRATIVE ENTERPRISES, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

1.GENERAL

Organization and Business Nature

Western Lucrative Enterprises, Inc. (the “Company”) was incorporated in the State of Iowa on July 14, 2008 and has as a principal business objective of becoming an online landscape design, construction, and consulting service platform.

The Company initially intends to develop procedures to make the information given to a prospective purchaser as accurate as possible to lead to the highest percentage of successful Western Lucrative purchases. The Company also intends to focus only on items that can be designed without travel to the location.  Due to financial limitations, the operations to date have been limited to conceptual planning.   The Company considers alternative business directions that can maximize shareholder value such as acquisitions.

The Company has not generated any revenues from operations and can give no assurance of any future revenues. The Company will require substantial additional funding to initiate and develop its operations. There is no assurance that the Company will be able to obtain sufficient additional funds when needed, or that such funds, if available, will be obtainable on terms satisfactory to the Company.

2.ACCOUNTING POLICIES

Basis of Accounting and Presentation

The accompany financial statements have been prepared on the accrual basis in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

In June 2014, the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) issued Accounting Standards Update (“ASU”) 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements.  This ASU removed the development stage disclosure distinction and eliminated the “inception to date” and other related disclosures.

Cash and Cash Equivalents

The Company considers all liquid investments with an original maturity of three months or less that are readily convertible into cash to be cash equivalents.

Revenue Recognition

The Company intends to provide landscape design and consulting services via a web site. The Company reports income and expenses on the accrual basis of accounting, whereby income is recorded when it is earned and expenses recorded when they are incurred. The Company has not developed a working website; therefore, no revenues have been generated.

Convertible Debt

Convertible debt is accounted for under FASB ASC 470, Debt – Debt with Conversion and Other Options.  The Company records a beneficial conversion feature (“BCF”) related to the issuance of convertible debt that has conversion features at fixed or adjustable rates that are in-the-money when issued.  The BCF for the convertible instruments, if any, is recognized and measured as a reduction to the carrying amount of the convertible instrument equal to the relative fair value of the conversion features, which is credited to additional paid-in-capital.

WESTERN LUCRATIVE ENTERPRISES, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

2.ACCOUNTING POLICIES (continued)

Income Taxes

The Company has not generated any taxable income, and, therefore, no provision for income taxes has been provided.

The Company accounts for income taxes in accordance with FASB ASC 740, Income Taxes, which requires the recognition of deferred income taxes for differences between the basis of assets and liabilities for financial statement and income tax purposes.  Deferred tax assets and liabilities represent the future tax consequences for those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.  Deferred taxes are also recognized for operating losses that are available to offset future taxable income.  A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. At December 31, 2017 and 2016, the Company has established a full valuation allowance against its deferred tax assets, principally for operating losses, due to the uncertainty in realizing the benefits.

The Company follows the provisions of FASB ASC 740-10-25.  The provisions prescribe a recognition threshold and measurement attribute for the recognition and measurement of tax positions taken or expected to be taken in income tax returns and require that uncertain tax positions are evaluated in a two-step process.  The Company does not have any uncertain tax positions.

Fair Value of Financial Instruments

FASB ASC 820, Fair Value Measurement, specifies a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources (observable inputs).  In accordance with ASC 820, the following summarizes the fair value hierarchy:

Level 1 Inputs – Unadjusted quoted market prices for identical assets and liabilities in an active market that the Company has the ability to access.

Level 2 Inputs – Inputs other than the quoted prices in Level 1 that are observable either directly or indirectly.

Level 3 Inputs – Inputs based on prices or valuation techniques that are both unobservable and significant to the overall fair value measurements.

FASB ASC 820 requires the use of observable market data, when available, in making fair value measurements.  When inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurements.  Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.

The Company did not identify any assets or liabilities that are required to be presented at fair value on a recurring basis.  Non-derivative financial instruments include payables.  As of December 31, 2017 and 2016, the carrying values of these financial instruments approximated their fair values due to their short term nature.  The convertible promissory note payable is recorded at cost.  The carrying amount approximated fair value.

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

WESTERN LUCRATIVE ENTERPRISES, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

2.ACCOUNTING POLICIES (continued)

Earnings (Loss) per Share

The Company computes net earnings (loss) per common share in accordance with FASB ASC 260, Earnings Per Share (“ASC 260”) and SEC Staff Accounting Bulletin No. 98 (“SAB 98”).  Under the provisions of ASC 260 and SAB 98, basic net earnings (loss) per common share is computed by dividing the amount available to common stockholders by the weighted average number of shares of common stock outstanding during the period.  Diluted income per share includes the effect of dilutive common stock equivalents from the assumed exercise of options, warrants, convertible preferred stock and convertible notes.  The Company’s common stock equivalents were excluded in the computation of diluted net (loss) per share since their inclusion would be anti-dilutive.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications have no effect on the accompanying statements of operations and cash flows.

3.RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2014, FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts.

In August 2015, the FASB issued ASU No. 2015-14, Deferral of the Effective Date (“ASU 2015-14”), which defers the effective date for ASU 2014-09 by one year. For public entities, the guidance in ASU 2014-09 will be effective for annual reporting periods beginning after December 15, 2017 (including interim reporting periods within those periods), which means it will be effective for the Company’s fiscal year beginning January 1, 2018.

In March 2016, the FASB issued ASU No. 2016-08, Principal versus Agent Considerations (Reporting Revenue versus Net) (“ASU 2016-08”), which clarifies the implementation guidance on principal versus agent considerations in the new revenue recognition standard.

In April 2016, the FASB issued ASU No. 2016-10, Identifying Performance Obligations and Licensing (“ASU 2016-10”), which reduces the complexity when applying the guidance for identifying performance obligations and improves the operability and understandability of the license implementation guidance.

In May 2016, the FASB issued ASU No. 2016-12 Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”), which amends the guidance on transition, collectability, noncash consideration and the presentation of sales and other similar taxes.

In December 2016, the FASB further issued ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers (“ASU 2016-20”), which makes minor corrections or minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. The amendments are intended to address implementation and provide additional practical expedients to reduce the cost and complexity of applying the new revenue standard. These amendments have the same effective date as the new revenue standard.

The Company believes that these accounting standard update are not expected to have a material impact on the Company’s financial statements.

WESTERN LUCRATIVE ENTERPRISES, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

4.COMMON STOCK

The Company has authorized seven hundred and fifty million shares of common stock with a par value of $.001. As of December 31, 2017 and 2016, there are 8,505,000 shares of common stock issued and outstanding.

5.CONVERTIBLE PROMISSORY NOTES

The chart below summarizes the term of the notes payable and debt discounts of the Company as of December 31, 2017.

Terms	Amount
Notes Payable to Related Party (Millenium Group, Inc.): Effective as of August 20, 2010; principal of $10,000 at 2.5% APR; convertible into 4% of fully diluted common shares; due on August 20, 2017, net of unamortized discount related to the debt accretion of $0.	$10,000
Notes Payable to Related Party (Magellan Capital Partners): Effective as of December 31, 2012; principal of $6,000 at 5.0% APR; convertible into 600,000 fully diluted common shares; due on December 31, 2017, net of unamortized discount related to the debt accretion of $0.	$6,000
Notes Payable to Related Party (Savile Town Investments, Inc.): Effective as of December 31, 2012; principal of $1,500 at 5.0% APR; convertible into 150,000 fully diluted common shares; due on December 31, 2017, net of unamortized discount related to the debt accretion of $0.	$1,500

In accordance with ASC 470-20, Debt with conversion and other options, as the conversion price of the share is at $0.01 per diluted common shares, the beneficial conversion feature or BCF of notes were calculated based on the intrinsic value. The fair value of the shares at the issuance date is $0.52 and the BCF is $0.51 per share. As the total BCF is greater than the total proceeds of the $17,500 convertible notes, in accordance with ASC 470-20 the BCF is limited to the total proceeds of the convertible notes which is $17,500. The Company recorded the total convertible value of the notes issued to the Company in the amount of $17,500 as a debt discount upon issuance.

In accordance with accounting principles generally accepted in the United States of America, the above promissory notes should have been being accreted up commencing their issuance dates up to their values required to be paid on their due dates.  The Millenium note should have had a value of $10,000 on its August 20, 2017 due date and the two other notes (Magellan and Savile Town) should have had a total value of $7,500 on their December 31, 2017 due date.  Do to the inactivity of the Company and the fact that subsequent to December 31, 2017, these three notes and their related accrued interest was forgiven (See Note 10), from a qualitative perspective, a determination was made not amend or correct prior filings for this error.

6.INCOME TAX

At December 31, 2017 and 2016, the Company has established full a valuation allowance against its deferred tax assets, principally for operating losses, due to the uncertainty in realizing the benefits. At December 31, 2017, the Company had approximately $120,000 of unused operating losses expiring beginning 2028 through 2037. This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

The Company did not pay any income taxes during the periods ended December 31, 2017 or 2016.

WESTERN LUCRATIVE ENTERPRISES, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

7.RELATED PARTIES TRANSACTION

The holder (Millenium Group, Inc.) of the $10,000 convertible note is owned by Jonathan Mork who is a son of Dempsey Mork owner of MCC Profit Sharing Plan which holds more than 5% of the common shares from the Company.

The holder (Magellan Capital Partners) of the $6,000 convertible note is owned by Dempsey Mork owner of MCC Profit Sharing Plan which holds more than 5% of the common shares from the Company.

The holder (Savile Town Investments, Inc.) of the $1,500 convertible note is owned by Neville Pearson, who is the former President, Chief Executive Officer and Director of the Company.

8.CONTINGENCIES

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

As of the date of this report, there are no material pending legal proceedings to which the Company is a party or of which any of its property is the subject, nor are there any such proceedings known to be contemplated.

9.GOING CONCERN

The Company’s financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company is subject to the substantial business risks and uncertainties inherent to such an entity, including the potential risk of business failure.  The Company has not generated any revenues since inception.  While the Company is attempting to commence operations and generate revenues, the Company continues to be reliant upon its stockholders to support its operations.  This raises substantial doubt about the Company’s ability to continue as a going concern.

Management is hoping to raise additional funds through the issuance of additional equity or debt securities.

While the Company believes in its ability to raise additional funds and the viability of its strategy, there can be no assurances that they will be successful.  The Company’s ability to continue as a going concern is dependent upon the continued financial support from its stockholders and its ability to obtain the necessary equity or debt financing and eventually attain profitable operations.

The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

10.SUBSEQUENT EVENTS

The Company's management has performed subsequent events procedures through April 17, 2018, which is the date the financial statements were available to be issued.

The Company entered into a debt assumption and conversion agreement, dated as of January 31, 2018, pursuant to which $30,815 in accounts payables and accrued expenses owed to Magellan were converted into 10,230,000 shares of the Company’s common stock, issued in the name of Tonbridge, LLC, a company under common control with Magellan.

On January 31, 2018, a Stock Purchase Agreement (the”SPA”) was entered by and among Dempsey Mork, Tonbridge, LLC and Magellan Capital Corp. 401K Profit Sharing Plan, as sellers, and Wenjian Liu, as buyer. Pursuant to the SPA, the buyer paid consideration of $325,000 in cash from his personal funds. The purchase and sale of 16,930,000 shares of Common Stock as contemplated by the SPA (the “Purchase”) closed on February 12, 2018 and Wenjian Liu was appointed Chief Executive Officer, Chief Financial Officer and Secretary of the Company.

WESTERN LUCRATIVE ENTERPRISES, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

10.SUBSEQUENT EVENTS (continued)

In connection with the Purchase, the Company entered into a cancellation of debt agreement with Millennium Group, Inc., for the cancellation of $11,863 in aggregate principal and accrued interest under a promissory note, dated August 20, 2010. The Company also entered into a cancellation of debt agreement with Savile Town Investments, Inc., dated as of January 31, 2018, for the cancellation of $1,882 in aggregate principal and accrued interest under a promissory note, dated December 31, 2012, which was assigned to Codell Financial Services, LLC on April 26, 2017. In addition, the Company entered into a cancellation of debt agreement with Magellan Capital Partners, Inc., for the cancellation of $7,526 in aggregate principal and accrued interest under a promissory note, dated December 31, 2012.