Form 10-K/A
period 2017-12-31
WESTERN LUCRATIVE ENTERPRISES, INC.
filed 2018-04-24
CIK 1442101

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

Yes [   ] No [   ]

As of December 31, 2017, there was no active trading market for the issuer's common stock, $.001 par value and therefore the value of shares held by affiliates cannot be ascertained. The number of shares outstanding of the issuer's common stock, $.001 par value, as of April 24, 2018 was 18,735,000 shares.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (Amendment No. 1) is being filed to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (Original Filing), filed with the U.S. Securities and Exchange Commission on April 17, 2018 (Original Filing Date). The sole purpose of this Amendment No. 1 is to correct a typo in the previously filed report of our independent registered public accounting firm, Wei Wei & Co., LLP, which inadvertently dated the report as August 17, 2018, instead of April 17, 2018.

Except as described above, no changes have been made to the Original Filing and this Amendment No. 1 does not modify, amend or update in any way any of the financial or other information contained in the Original Filing. This Amendment No. 1 does not reflect events that may have occurred subsequent to the Original Filing Date.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment No. 1 also contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted.

PART IV

ITEM 15. EXHIBITS

The following exhibits are filed as part of this annual report.

Exhibits:

16.1**

Letter of Yu Certified Public Accountant, P.C. dated March 26, 2018 to the U.S. Securities and Exchange Commission, filed by the Company on a Form 8-K with the U.S. Securities and Exchange Commission on March 27, 2018, and incorporated herein by reference.

31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1*	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith

**Previously filed with our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on April 17, 2018, which is being amended hereby.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 Dated: April 24, 2018

Western Lucrative Enterprises, Inc.

By: /s/ Wenjian Liu

Name: Wenjian Liu

Title: Chief Executive Officer

(Principal Executive Officer)

(Principal Accounting Officer)

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 Dated: April 24, 2018

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

WEI WEI & CO., LLP

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

/s/ Wei, Wei & Co., LLP

We have served as the Company’s auditor since 2018.

Flushing, NY
April 17, 2018

2