Form 10-Q
period 2018-03-31
WESTERN LUCRATIVE ENTERPRISES, INC.
filed 2018-05-21
CIK 1442101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 1O-Q

[X] QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the three month period ended March 31, 2018

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

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[X]
Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [   ]

The number of shares outstanding of the issuer's common stock, $.001 par value, as of May 21, 2018 was 18,735,000 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Western Lucrative Enterprises, Inc.

Form 10-Q Quarterly Report

PART 1

ITEM 1. FINANCIAL STATEMENTS

WESTERN LUCRATIVE ENTERPRISES, INC.

FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

WESTERN LUCRATIVE ENTERPRISES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	March 31, 2018	December 31, 2017
	(Unaudited)

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS€(DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$6,554	$36,815
Due to related party	4,800	-
Accrued interest	-	3,723
Related party loan	-	17,500
Beneficial conversion feature	-	(17,500)

Total current liabilities	11,354	40,538

Stockholders’ (deficit):
Common stock, $0.001 par value,
750,000,000 shares authorized; 18,735,000 shares and 8,505,000 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	18,735	8,505
Additional paid-in capital	98,697	74,389
(Deficit)	(128,786)	(123,432)

Total stockholders’ (deficit)	(11,354)	(40,538)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$-	$-

See accompanying notes to financial statements.

WESTERN LUCRATIVE ENTERPRISES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	March 31,
	2018	2017
Operating expenses
General and administrative	$(5,354)	$(600)

Other income (expense)
Other income	-	1,000
Interest income (expense)	-	(158)

Total other income (expense)	-	842

Net (loss) income	$(5,354)	$242

(Loss) income per common share, basic and diluted	$0.00	$0.00

Weighted average shares outstanding, basic and diluted	18,735,000	8,505,000

See accompanying notes to financial statements.

WESTERN LUCRATIVE ENTERPRISES, INC.

STATEMENT OF STOCKHOLDERS€oman (DEFICIT) (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2018

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2017	8,505,000	$8,505	$74,389	$(123,432)	$(40,538)
Stock issued for accounts payable and accrued expenses	10,230,000	10,230	24,308	-	34,538
Net (loss)	-	-	-	(5,354)	(5,354)

Balance, March 31, 2018 (unaudited)	18,735,000	$18,735	$98,697	$(128,786)	$(11,354)

See accompanying notes to financial statements.

WESTERN LUCRATIVE ENTERPRISES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	March 31,
	2018	2017

Cash flows from operating activities

Net (loss) income	$(5,354)	$242
Change in operating assets and liabilities:
Increase (decrease) in accounts payable and accrued expenses	554	(400)
Increase in due to related party	4,800	-
Increase in accrued interest	-	158

Net cash provided by (used in) operating activities	-	-

Net change in cash and cash equivalents	-	-
Cash and cash equivalents, beginning of period	-	-

Cash and cash equivalents, end of period	$-	$-
Supplemental disclosure of cash flow information

Cash paid for income taxes	$-	$-

Cash paid for interest	$-	$-

Supplemental disclosure of non-cash investing and financing activities

Issuance of 10,230,000 shares for accounts payable and accrued expenses	$34,538	$-

See accompanying notes to financial statements.

WESTERN LUCRATIVE ENTERPRISES, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

1. GENERAL

Organization and Business Nature

Western Lucrative Enterprises, Inc. (the “Company”) was incorporated in the State of Iowa on July 14, 2008 and was planning to create an online landscape design, construction, and consulting services platform.

On January 31, 2018, a Stock Purchase Agreement (the “SPA”) was entered by and among Dempsey Mork, Tonbridge, LLC and Magellan Capital Corp. 401K Profit Sharing Plan, as sellers, and Wenjian Liu, as buyer. Pursuant to the SPA, the buyer paid consideration of $325,000 in cash as the sellers. The purchase and sale of 16,930,000 shares of Common Stock as contemplated by the SPA (the “Purchase”) closed on February 12, 2018 and Wenjian Liu was appointed Chief Executive Officer, Chief Financial Officer and Secretary of the Company.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting and Presentation

The accompanying financial statements have been prepared on the accrual basis in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2017, which was filed on April 17, 2018.

Cash and Cash Equivalents

The Company considers all liquid investments with an original maturity of three months or less that are readily convertible into cash to be cash equivalents.

Convertible Debt

Convertible debt is accounted for under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 470, Debt – Debt with Conversion and Other Options. The Company records a beneficial conversion feature (“BCF”) related to the issuance of convertible debt that has conversion features at fixed or adjustable rates that are in-the-money when issued. The BCF for the convertible instruments, if any, is recognized and measured as a reduction to the carrying amount of the convertible instrument equal to the relative fair value of the conversion features, which is credited to additional paid-in-capital.

Income Taxes

The Company has not generated any taxable income, and, therefore, no provision for income taxes has been provided.

The Company accounts for income taxes in accordance with FASB ASC 740, Income Taxes, which requires the recognition of deferred income taxes for differences between the basis of assets and liabilities for financial statement and income tax purposes. Deferred tax assets and liabilities represent the future tax consequences for those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes are also recognized for operating losses that are available to offset future taxable income. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. At March 31, 2018 and December 31, 2017, the Company has established a full valuation allowance against its deferred tax assets, principally for operating losses, due to the uncertainty in realizing the benefits.

The Company follows the provisions of FASB ASC 740-10-25. The provisions prescribe a recognition threshold and measurement attribute for the recognition and measurement of tax positions taken or expected to be taken in income tax returns and require that uncertain tax positions are evaluated in a two-step process. The Company does not have any uncertain tax positions.

WESTERN LUCRATIVE ENTERPRISES, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The Company did not identify any assets or liabilities that are required to be presented at fair value on a recurring basis. Non-derivative financial instruments include payables. As of March 31, 2018 and December 31, 2017, the carrying values of these financial instruments approximated their fair values due to their short term nature. The convertible promissory note payable is recorded at cost. The carrying amount approximated fair value.

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

Earnings (Loss) per Share

The Company computes net earnings (loss) per common share in accordance with FASB ASC 260, Earnings Per Share and SEC Staff Accounting Bulletin No. 98 (“SAB 98”). Under the provisions of ASC 260 and SAB 98, basic net earnings (loss) per common share is computed by dividing the amount of net income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted income per share includes the effect of dilutive common stock equivalents from the assumed exercise of options, warrants, convertible preferred stock and convertible notes. The Company’s common stock equivalents were excluded in the computation of diluted net (loss) per share since their inclusion would be anti-dilutive.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications have no effect on the accompanying statements of operations and cash flows.

WESTERN LUCRATIVE ENTERPRISES, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

3. RECENTLY ISSUED ACCOUNTING STANDARDS

As of the date that this quarterly report is filed, there are no other recently issued accounting pronouncements which adoption would have a material impact on the Company’s financial statements.

4. COMMON STOCK

The Company has authorized seven hundred and fifty million shares of common stock with a par value of $.001. As of March 31, 2018 and December 31, 2017, there are 18,735,000 shares and 8,505,000 shares of common stock issued and outstanding, respectively. The Company entered into a debt assumption and conversion agreement, dated January 31, 2018, pursuant to which $30,815 in accounts payable and accrued expenses and $3,723 accrued interest owed to Magellan Capital Partners, Inc. (“Magellan”) were converted into 10,230,000 shares of the Company’s common stock, issued in the name of Tonbridge, LLC, a company under common control with Magellan.

5. CONVERTIBLE PROMISSORY NOTES CANCELLATION

As of December 31, 2017, the Company had $17,500 convertible notes outstanding with a $17,500 beneficial conversion feature discount feature. On January 31, 2018, the Company entered into a cancellation of debt agreement with Millennium Group, Inc., for the cancellation of $11,864 in aggregate principal and accrued interest under a promissory note, dated August 20, 2010. The Company also entered into a cancellation of debt agreement with Savile Town Investments, Inc., dated as of January 31, 2018, for the cancellation of $1,881 in aggregate principal and accrued interest under a promissory note, dated December 31, 2012, which was assigned to Codell Financial Services, LLC on April 26, 2017. In addition, the Company entered into a cancellation of debt agreement with Magellan Capital Partners, Inc., for the cancellation of $7,526 in aggregate principal and accrued interest under a promissory note, dated December 31, 2012.

In accordance with ASC 470-20, Debt with conversion and other options, as the conversion price of the share is at $0.01 per diluted common shares, the beneficial conversion feature or BCF of the convertible promissory notes were calculated based on the intrinsic value. The fair value of the shares at the issuance date was $0.52 and the BCF was $0.51 per share. As the total BCF is greater than the total proceeds of the $17,500 convertible notes, in accordance with ASC 470-20 the BCF is limited to the total proceeds of the convertible notes which is $17,500. The Company recorded the total convertible value of the notes issued to the Company in the amount of $17,500 as a debt discount upon issuance.

In accordance with accounting principles generally accepted in the United States of America, the above promissory notes should have been accreted up commencing upon their issuance up to their value required to be paid on the due dates. The Millenium note should have had a value of $10,000 on its August 20, 2017 due date and the two other notes (Magellan and Savile Town) should have had a total value of $7,500 on their December 31, 2017 due date. Do to the inactivity of the Company and the fact that these three notes and their related accrued interest was forgiven, from a qualitative perspective, a determination was made not to amend or correct prior filings for this error.

WESTERN LUCRATIVE ENTERPRISES, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

6. INCOME TAXES

At March 31, 2018 and December 31, 2017, the Company has established full a valuation allowance against its deferred tax assets, principally for operating loss carry forwards, due to the uncertainty in realizing the benefits. As of March 31, 2018, the Company had approximately $123,000 of unused operating loss carry forwards expiring through 2038. This carry forward will be significantly limited due to the change in control of the Company on January 31, 2018 as per IRC Section 382.

Currently, the 2015, 2016, and 2017 tax years are open and subject to examination by the taxing authorities. However, the Company is not currently under audit nor has the Company been contacted by any of the taxing authorities.

7. DUE TO RELATED PARTY

As of March 31, 2018 and December 31, 2017, the Company had a non-interest bearing related party payable of $4,800 and $0, respectively, due to the principle shareholder of the Company who advanced funds for the Company’s operations.

8. CONTINGENCIES

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

9. GOING CONCERN

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

While the Company believes in its ability to raise additional funds and the viability of its strategy, there can be no assurances that they will be successful. The Company’s ability to continue as a going concern is dependent upon the continued financial support from its stockholders and its ability to obtain the necessary equity or debt financing and eventually commence and attain profitable operations.

The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

10. SUBSEQUENT EVENTS

The Company’s management has performed subsequent events procedures through May 21, 2018, which is the date the financial statements were available to be issued, and determined there were no subsequent events that would require recognition or disclosure in the consolidated financial statements.

ITEM 2. MANAGEMENT€ DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Western Lucrative Enterprises, Inc. was incorporated on July 14, 2008. As of the date of this document, we have generated no revenues and substantial expenses. This resulted in a net loss of $128,786 since inception, which is attributable to general and administrative expenses.

Pursuant to a stock purchase agreement (the “Agreement”), dated as of January 31, 2018, by and among Dempsey Mork, Tonbridge, LLC and Magellan (together, the “Sellers”) and Wenjian Liu (the “Purchaser”), the Sellers sold an aggregate of 16,930,000 shares of Common Stock of the Company, to the Purchaser for cash consideration of $325,000 from personal funds of the Purchaser (the “Transaction”). The Transaction closed on February 12, 2018. Following consummation of the Transaction, the Purchaser holds 90.4% of the voting securities of the Company, based on 18,735,000 shares issued and outstanding as of the date hereof. The Transaction has resulted in a change in control of the Company from the Seller to the Purchaser.

The foregoing description of the Transaction does not purport to be complete and are qualified in its entirety by reference to Form 8-K filed by the Company with the Securities and Exchange Commission (“SEC”) on February 12, 2018.

In connection with the Transaction, Dempsey Mork, the sole officer and director of the Company, resigned from all of his officer positions with the Company, including Chief Executive Officer, Chief Financial Officer and Secretary, effective immediately upon the consummation of the Transaction but will remain a director of the Company until ten (10) days following the date on which the Company files a Schedule 14F-1 (the “Schedule 14F-1”) with the SEC and the mailing of same to the holders of record of the Company, in connection with the Transaction.

Wenjian Liu was appointed as the Chief Executive Officer, Chief Financial Officer and Secretary of the Company, effective immediately upon the consummation of the Transaction. Mr. Liu, 40, has been serving as a director of Yueaotong Finance and Tax Management Limited since 2013. In addition, since 2013, Mr. Liu has served as the general manager of the Guangdong Baofeng Law Firm. Mr. Liu obtained his diploma of law from the Hunan Business School – Faculty of Law.

Mr. Liu is not currently compensated for serving in any of his positions as an officer and director of the Company. Additionally, we believe that this practice will not materially change. There is no family relationship among any of our directors or executive officers.

We do not expect to conduct any research and development.

We do not own any plant or equipment.

Our management does not anticipate any significant changes in the number of employees in the next 12 months. Currently, we believe the services provided by our officers and directors are sufficient at this time.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

RESULTS OF OPERATIONS

The Company has earned no revenue or profits to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. The Company incurred a net loss of $5,354 for the three months ended March 31, 2018, as compared to a net income of $242 for the comparable prior year period in 2017.

From the date of inception July 14, 2008, to March 31, 2018, the Company lost a total of $128,786. Most labor and services have been compensated with issuances of stock and convertible notes payable.

Liquidity and Capital Resources

The Company has financed its expenses and costs thus far through financing and through the increase in its accounts payable, payments made by others for the company and by the settlement of the payable amounts with shares of common stock of the Company. As of March 31, 2018 and December 31, 2017 the Company had no cash.

The 2017 and 2018 audit fees are also accrued and payable to the major shareholder and/or the Company’s Auditor (if not yet paid directly by the major shareholder).

During the period from July 14, 2008 (date of inception) through March 31, 2018, the Company has incurred accumulated net losses of $128,786 and has not attained profitable operations. The Company is dependent upon obtaining adequate financing to enable it to pursue its business plan and manage its operations.

The Company has limited financial resources available, which has had an adverse impact on the Company's liquidity, activities and operations. There is no assurance that the Company will be able to raise sufficient funding to enhance the Company's financial resources or acquire an operating entity.

Management has raised funds to cover the Company's compliance expenses including the cost of auditing and filing required documents for 2018. The Company as a whole may continue to operate at a loss for an indeterminate period thereafter. The Company will continue to identify new financial partners and investors. However, it may determine that it cannot raise sufficient capital to support its business on acceptable terms, or at all. Accordingly, there can be no assurance that any additional funds will be available on terms acceptable to the Company or at all. As of March 31, 2018, the company was authorized to issue 750,000,000 shares of common stock.

Commitments.

We do not have any commitments which are required to be disclosed in tabular form as of March 31, 2018.

Recent Events

The Company's management has performed subsequent events procedures through May 21, 2018, which is the date the financial statements were available to be issued.

The Company entered into a debt assumption and conversion agreement, dated as of January 31, 2018, pursuant to which $34,538 in accounts payables and accrued expenses owed to Magellan were converted into 10,230,000 shares of the Company’s common stock, issued in the name of Tonbridge, LLC, a company under common control with Magellan.

On January 31, 2018, a Stock Purchase Agreement (the “SPA”) was entered by and among Dempsey Mork, Tonbridge, LLC and Magellan Capital Corp. 401K Profit Sharing Plan, as sellers, and Wenjian Liu, as buyer. Pursuant to the SPA, the buyer paid consideration of $325,000 in cash from his personal funds. The purchase and sale of 16,930,000 shares of Common Stock as contemplated by the SPA (the “Purchase”) closed on February 12, 2018 and Wenjian Liu was appointed Chief Executive Officer, Chief Financial Officer and Secretary of the Company.

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

(b) Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There are no material changes in the risk factors set forth in Part 1, Item 1A of the Company’s 10-K as filed with the SEC on April 17, 2018, as amended on April 24, 2018.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As a smaller reporting company, as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we are not required to provide the information required by this item.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

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

Date: May 21, 2018

By: /s/ Wenjian Liu

Wenjian Liu,

President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: May 21, 2018

By: /s/ Wenjian Liu

Wenjian Liu,

President and Director

(Principal Executive Officer)

(Principal Financial and Accounting Officer)