Form 10-Q
period 2018-06-30
Zhong Ya International Ltd
filed 2018-08-17
CIK 1442101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the three month period ended June 30, 2018

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ________ to ________.

Commission file number: 333-152950

Zhong Ya International Limited

(Exact Name of Registrant as Specified in its Charter)

Nevada	26-3045445
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

64 North Pecos, Suite 900

Henderson, NV 89074

(Address of Principal Executive Offices)

Registrant’s telephone number, including area code: (702) 472-5066

Western Lucrative Enterprises, Inc.

(Former name, former address and former fiscal year, if changed since last report)

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

As of August 17, 2018, 187,350 shares of common stock, $0.001 par value per share, were outstanding.

Zhong Ya International Limited

Form 10-Q Quarterly Report

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ZHONG YA INTERNATIONAL LIMITED

FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2018 AND 2017

ZHONG YA INTERNATIONAL LIMITED
(FORMERLY WESTERN LUCRATIVE ENTERPRISES, INC. AND SUBSIDIARY)
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2018	2017
	(Unaudited)

ASSETS

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Current Liabilities
Accounts payable and accrued expenses	$6,864	$36,815
Due to related party	14,867	-
Accrued interest	-	3,723
Related party loans	-	-
Total current liabilities	21,731	40,538

Stockholders’ (deficit):
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	-	-
Common stock, $0.001 par value, 50,000,000 shares authorized; 187,350 shares and 85,050 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	187	8,505
Additional paid-in capital	117,245	74,389
(Deficit)	(139,163)	(123,432)
Total stockholders’ (deficit)	(21,731)	(40,538)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$-	$-

See accompanying notes to financial statements

ZHONG YA INTERNATIONAL LIMITED
(FORMERLY WESTERN LUCRATIVE ENTERPRISES, INC. AND SUBSIDIARY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2018	2017	2018	2017

Operating expenses:
General and administrative expenses	$(10,377)	$(600)	$(15,731)	$(1,200)

Other income (expense)
Other income	-	-	-	1,000
Interest (expense)	-	(158)	-	(315)

Total other (expense) income	-	(158)	-	685

Net (loss)	$(10,377)	$(758)	$(15,731)	$(515)

(Loss) per common share, basic and diluted	$(0.06)	$(0.01)	$(0.09)	$(0.01)

Weighted average shares outstanding, basic and diluted	187,350	85,050	172,736	85,050

See accompanying notes to financial statements.

ZHONGYA INTERNATIONAL LIMITED
(FORMERLY WESTERN LUCRATIVE ENTERPRISES, INC. AND SUBSIDIARY)
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ (DEFICIT)
(UNAUDITED)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount

Balance, December 31, 2017	8,505,000	$8,505	$74,389	$(123,432)	$(40,538)
Stock issued for accounts payable and accrued expenses	10,230,000	10,230	24,308	-	34,538
Effect of stock exchange	(18,547,650)	(18,548)	18,548	-	-
Net (loss)	-	-	-	(15,731)	(15,731)

Balance, June 30, 2018 (unaudited)	187,350	$187	$117,245	$(139,163)	$(21,731)

See accompanying notes to financial statements.

ZHONG YA INTERNATIONAL LIMITED
(FORMERLY WESTERN LUCRATIVE ENTERPRISES, INC. AND SUBSIDIARY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the six months ended
	June 30,
	2018	2017

Cash flows from operating activities:

Net (loss)	$(15,731)	$(515)
Change in operating assets and liabilities:
Increase in accounts payable and accrued expenses	864	200
Increase in due to related party	14,867	-
Increase in accrued interest	-	315

Net cash (used in) operating activities	-	-

Net change in cash and cash equivalents	-	-

Cash and cash equivalents, beginning of period	-	-
Cash and cash equivalents, end of period	$-	$-

Supplemental disclosure of cash flow information

Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

Supplemental disclosure of non-cash investing and financing activities

Issuance of 102,300 shares for accounts payable and accrued expenses	$34,538	$-

See accompanying notes to financial statements.

ZHONG YA INTERNATIONAL LIMITED

(FORMERLY WESTERN LUCRATIVE ENTERPRISES, INC. AND SUBSIDIARY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2018 AND 2017

1.GENERAL

Organization and Business Nature

On May 25, 2018, Western Lucrative Enterprises, Inc. (“WLUC”), an Iowa corporation, formed a wholly owned subsidiary, a Nevada corporation named Zhong Ya International Limited (“Zhong Ya”), and on July 3, 2018, WLUC merged with and into Zhong Ya under an Agreement and Plan of Merger (“Merger Agreement”), with the surviving entity being Zhong Ya (such surviving entity referred to herein as the “Company”), for the purpose of changing domicile from Iowa to Nevada, reducing the outstanding shares of common stock by 1 for 100 and effecting the name change to Zhong Ya International Limited. The financial statements give retroactive effect to this merger and the 1 for 100 stock exchange.

The Company has not generated any revenues from operations and can give no assurance of any future revenues. The Company will require substantial additional funding to initiate and develop its operations. There is no assurance that the Company will be able to obtain sufficient additional funds when needed, or that such funds, if available, will be obtainable on terms satisfactory to the Company (see Note 9).

2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting and Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared on the accrual basis in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information pursuant to the rules of the SEC and have been consistently applied. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2017, which was filed on April 17, 2018 and amended on April 24, 2018.

Consolidation

The unaudited condensed consolidated financial statements of the Company reflect the principal activities of WLUC and its inactive wholly-owned subsidiary of Zhong Ya. All intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all liquid investments with an original maturity of three months or less that are readily convertible into cash to be cash equivalents.

ZHONG YA INTERNATIONAL LIMITED

(FORMERLY WESTERN LUCRATIVE ENTERPRISES, INC. AND SUBSIDIARY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2018 AND 2017

2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The Company accounts for income taxes in accordance with FASB ASC 740, Income Taxes, which requires the recognition of deferred income taxes for differences between the basis of assets and liabilities for financial statement and income tax purposes. Deferred tax assets and liabilities represent the future tax consequences for those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes are also recognized for operating losses that are available to offset future taxable income. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. On June 30, 2018 and December 31, 2017, the Company has established a full valuation allowance against its deferred tax assets, principally for operating losses, due to the uncertainty in realizing the benefits.

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

The Company did not identify any assets or liabilities that are required to be presented at fair value on a recurring basis. Non-derivative financial instruments include payables. As of June 30, 2018 and December 31, 2017, the carrying values of these financial instruments approximated their fair values due to their short term nature.

ZHONG YA INTERNATIONAL LIMITED

(FORMERLY WESTERN LUCRATIVE ENTERPRISES, INC. AND SUBSIDIARY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2018 AND 2017

2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Use of Estimates

The preparation of consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications have no effect on the accompanying statements of operations and cash flows.

3.RECENTLY ISSUED ACCOUNTING STANDARDS

As of the date that this quarterly report is filed, there are no recently issued accounting pronouncements which adoption would have a material impact on the Company’s consolidated financial statements.

4.COMMON STOCK

At December 31, 2017, WLUC has authorized seven hundred and fifty million shares of common stock with a par value of $.001. Upon completion of the merger and stock exchange in July 2018, the surviving subsidiary, Zhong Ya, has fifty million shares of common stock authorized with a par value of $0.001. As of June 30, 2018, and December 31, 2017, there were 187,350 shares and 85,050 shares of common stock issued and outstanding, respectively. The Company entered into a debt assumption and conversion agreement, dated January 31, 2018, pursuant to which $30,815 in accounts payable and accrued expenses and $3,723 accrued interest owed to Magellan Capital Partners, Inc. (“Magellan”) were converted into 102,300 shares of the Company’s common stock, issued in the name of Tonbridge, LLC, a company under common control with Magellan.

In May 2018, WLUC formed a wholly-owned Nevada corporation for the purpose of changing domicile from Iowa to Nevada and changing its name to Zhong Ya International Limited. The common stock of WLUC was exchanged for the common stock of Zhong Ya, and the Iowa company no longer exists. Each one hundred (100) shares of common stock of WLUC issued and outstanding were canceled and converted automatically into one (1) share of common stock of Zhong Ya with a par value of $0.001. The transaction decreased the number of outstanding shares from 18,735,000 to 187,350. These consolidated financial statements have been retroactively adjusted to reflect this exchange.

5.CONVERTIBLE PROMISSORY NOTES CANCELLATION

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

ZHONG YA INTERNATIONAL LIMITED

(FORMERLY WESTERN LUCRATIVE ENTERPRISES, INC. AND SUBSIDIARY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2018 AND 2017

5.CONVERTIBLE PROMISSORY NOTES CANCELLATION (continued)

In accordance with ASC 470-20, Debt with conversion and other options, as the conversion price was $0.01 per common share, the beneficial conversion feature or BCF of the convertible promissory notes were calculated based on the intrinsic value. The fair value of the shares at the issuance date was $0.52 and the BCF was $0.51 per share. As the total BCF is greater than the total proceeds of the $17,500 convertible notes, in accordance with ASC 470-20 the BCF is limited to the total proceeds of the convertible notes which was $17,500. The Company recorded the total convertible value of the notes issued to the Company in the amount of $17,500 as a debt discount upon issuance.

In accordance with GAAP, the above promissory notes should have been accreted up commencing upon their issuance up to their value required to be paid on the due dates. The Millenium note should have had a value of $10,000 on its August 20, 2017 due date and the two other notes (Magellan and Savile Town) should have had a total value of $7,500 on their December 31, 2017 due date. Do to the inactivity of the Company and the fact that these three notes and their related accrued interest was forgiven, from a qualitative perspective, a determination was made not to amend or correct prior filings for this error.

6.INCOME TAXES

At June 30, 2018 and December 31, 2017, the Company has established full a valuation allowance against its deferred tax assets, principally for operating loss carryforwards, due to the uncertainty in realizing the benefits. As of June 30, 2018, the Company had approximately $140,000 of unused operating loss carryforwards expiring through 2038.

Currently, the 2015, 2016 and 2017 tax years are open and subject to examination by the taxing authorities. However, the Company is not currently under audit nor has the Company been contacted by any of the taxing authorities.

7.DUE TO RELATED PARTY

As of June 30, 2018, and December 31, 2017, the Company had a non-interest-bearing payable of $14,867 and $0, respectively, due to the principal shareholder of the Company who advanced funds for the Company’s operations.

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

9.GOING CONCERN

The Company’s consolidated financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is subject to the substantial business risks and uncertainties inherent to such an entity, including the potential risk of business failure. The Company has not generated any revenues since inception. While the Company is attempting to commence operations and generate revenues, the Company continues to be reliant upon its stockholders to support its operations. This raises substantial doubt about the Company’s ability to continue as a going concern.

Management is hoping to raise additional funds through the issuance of additional equity or debt securities.

ZHONG YA INTERNATIONAL LIMITED

(FORMERLY WESTERN LUCRATIVE ENTERPRISES, INC. AND SUBSIDIARY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2018 AND 2017

9.GOING CONCERN (continued)

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

The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

10.SUBSEQUENT EVENTS

On June 5, 2018, WLUC entered into a definitive agreement with Zhong Ya, a Nevada corporation and a wholly owned subsidiary of WLUC. WLUC would reincorporate in Nevada under the Merger Agreement for the purpose of changing domicile from Iowa to Nevada and changing its name to Zhong Ya International Limited. Upon completion of the merger, each one hundred (100) shares of common stock of WLUC, par value $0.001 per share, issued and outstanding immediately prior to the effective time of the merger was canceled and converted automatically into one (1) share of common stock of Zhong Ya, par value $0.001 per share.

On July 3, 2018, the Company filed Articles of Merger with the Secretary of State of the State of Nevada merging the Company with and into Zhong Ya, with Zhong Ya as the survivor to the merger, succeeding to all of the Company’s assets and liabilities. The financial statements give retroactive effect to this merger.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This quarterly report on Form 10-Q includes forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. The following discussion should be read in conjunction with our Financial Statements and related Notes thereto included elsewhere in this report. The terms “we,” “our” and the “Company” used throughout this report refer to Zhong Ya International Limited, a Nevada corporation.

Overview

We were incorporated under the name “Western Lucrative Enterprises, Inc.” pursuant to the laws of the State of Iowa on July 14, 2008. On June 1, 2018, the Company entered into an Agreement and Plan of Merger with Zhong Ya International Limited (“Zhong Ya”), a Nevada corporation incorporated on May 25, 2018 and a wholly owned subsidiary of the Company, for the purpose of changing domicile from Iowa to Nevada, reducing the outstanding shares of common stock by 1 for 100 and changing its name to Zhong Ya International Limited (the “Merger”). The Merger became effective on July 3, 2018.

On January 31, 2018, a Stock Purchase Agreement (the “SPA”) was entered by and among Dempsey Mork, Tonbridge, LLC and Magellan Capital Corp. 401K Profit Sharing Plan, as sellers, and Wenjian Liu, as buyer. Pursuant to the SPA, the buyer paid consideration of $325,000 in cash from his personal funds. The purchase and sale of 16,930,000 shares of common stock as contemplated by the SPA closed on February 12, 2018 and Wenjian Liu became the controlling shareholder of the Company and owns 90.4% of the common stock of the Company.

In connection with the Merger, Dempsey Mork, as the sole director, elected Wenjian Liu to the board of directors, effective January 31, 2018, and appointed Wenjian Liu as Chief Executive Officer, Chief Financial Officer and Secretary of the Company, effective upon receipt of the written resignation by Dempsey Mork, which occurred on February 12, 2018.

Results of Operations

We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

Our net loss for the three-month period ended June 30, 2018 was $10,377 compared to a loss of $758 during the three-month period ended June 30, 2017. Our net loss for the six-month period ended June 30, 2018 was $15,731 compared to a loss of $515 during the six-month period ended June 30, 2017. Our general and administrative expenses represent fees paid for legal and accounting services in connection with our public company reporting obligations. We did not generate any revenue during these periods and do not expect to generate revenue for the foreseeable future.

We do not expect to conduct any research and development. We do not own any plant or equipment. Our management does not anticipate any significant changes in the number of employees in the next twelve months. Currently, we believe the services provided by our officers and director are sufficient at this time.

Liquidity and Capital Resources

We expect we will require additional capital to meet our long-term operating requirements. We expect to finance our operations through advances from shareholders, the sale of equity or debt securities until we consummate a business combination. We currently have a limited amount of cash, and will need additional capital in order to continue operating and to acquire an operating business. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

The financial statements have been prepared assuming that we will continue as a going concern, which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

As of June 30, 2018, our total assets were $0 compared to $0 in total assets at December 31, 2017. As of June 30, 2018, our total liabilities were $21,731 compared to $40,538 in total liabilities at December 31, 2017. As of June 30, 2018, total liabilities were comprised of $6,864 in accounts payable and accrued expenses and $14,867 in related party payables. As of December 31, 2017, total assets were $0 and total liabilities were comprised of $36,815 in accounts payable and accrued expenses and $3,723 in accrued interest.

Stockholders’ deficit was $21,731 as of June 30, 2018 compared to $40,538 as of December 31, 2017, due to an issuance of 10,230,000 shares of common stock for accounts payable and accrued expenses.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

Commitments.

We do not have any commitments which are required to be disclosed in tabular form as of June 30, 2018.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this item.

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in the Exchange Act Rules 13a-15(e) and 15d-15 (e) as of the end of the period covered by this report (the “Evaluation Date”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the Evaluation Date, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our president and chief financial officer, as appropriate to allow timely decisions regarding required disclosure since our auditor had to make audit adjustments. Our management intends to work more closely with our auditors to correct this ineffectiveness.

(b) Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits Incorporated by Reference or Filed with this Report.

Exhibit No.	Description
31.1	Certification Pursuant to Sarbanes-Oxley Section 302

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZHONG YA INTERNATIONAL LIMITED
Date: August 17, 2018
	By:	/s/ Wenjian Liu
	Name:	Wenjian Liu
	Title:	Chief Executive Officer and Chief Financial Officer