Form 10-Q
period 2018-09-30
Zhong Ya International Ltd
filed 2018-11-14
CIK 1442101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the three month period ended September 30, 2018

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ________ to ________.

Commission File Number: 333-152950

Zhong Ya International Limited

(Exact Name of Registrant as Specified in its Charter)

Nevada	26-3045445
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

64 North Pecos, Suite 900 Henderson, NV	89074
(Address of principal executive offices)	(Zip Code)

(702) 472-5066

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[X]	Smaller reporting company	[X]
		Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [   ]

As of November 13, 2018, 187,350 shares of common stock, $0.001 par value per share, were outstanding.

Zhong Ya International Limited

Form 10-Q Quarterly Report

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ZHONG YA INTERNATIONAL LIMITED
(FORMERLY WESTERN LUCRATIVE ENTERPRISES, INC. AND SUBSIDIARY)
CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2018	2017
	(Unaudited)

ASSETS

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Current Liabilities
Accounts payable and accrued expenses	$8,132	$36,815
Due to related party	22,482	-
Accrued interest	-	3,723
Total current liabilities	30,614	40,538

STOCKHOLDER’S (DEFICIT):
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	-	-
Common stock, $0.001 par value, 50,000,000 shares authorized; 187,350 shares and 85,050 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	187	85
Additional paid-in capital	117,245	82,809
(Deficit)	(148,046)	(123,432)
TOTAL STOCKHOLDER’S (DEFICIT):	(30,614)	(40,538)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$-	$-

See notes to Financial Statements

ZHONG YA INTERNATIONAL LIMITED
(FORMERLY WESTERN LUCRATIVE ENTERPRISES, INC. AND SUBSIDIARY)
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2018	2017	2018	2017

Operating (expenses)
General and administrative (expenses)	$(8,883)	$(600)	$(24,614)	$(1,800)

Other income (expense)
Other income	-	-	-	1,000
Interest (expense)	-	(158)	-	(473)

Total other (expense) income	-	(158)	-	527

Net (loss)	$(8,883)	$(758)	$(24,614)	$(1,273)

(Loss) per common share, basic and diluted	$(0.05)	$(0.01)	$(0.14)	$(0.01)

Weighted average shares outstanding, basic and diluted	187,350	85,050	177,120	85,050

See notes to Financial Statements

ZHONG YA INTERNATIONAL LIMITED
(FORMERLY WESTERN LUCRATIVE ENTERPRISES, INC. AND SUBSIDIARY)
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ (DEFICIT)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance, December 31, 2017	8,505,000	$8,505	$74,389	$(123,432)	$(40,538)
Stock issued for accounts payable and accrued expenses	10,230,000	10,230	24,308	-	34,538
Retroactive effect of stock exchange	(18,547,650)	(18,548)	18,548	-	-
Net (loss)	-	-	-	(24,614)	(24,614)

Balance, September 30, 2018 (unaudited)	187,350	$187	$117,245	$(148,046)	$(30,614)

See notes to Financial Statements

CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the nine months ended
	September 30,
	2018	2017

Cash flows from operating activities:

Net (loss)	$(24,614)	$(1,273)
Change in operating assets and liabilities:
Increase in accounts payable and accrued expenses	2,132	800
Increase in due to related party	22,482	-
Increase in accrued interest	-	473

Net cash (used in) operating activities	-	-

Net change in cash and cash equivalents	-	-

Cash and cash equivalents, beginning of period	-	-
Cash and cash equivalents, end of period	$-	$-

Supplemental disclosure of cash flow information

Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

Supplemental disclosure of non-cash investing and financing activities

Issuance of 102,300 shares for accounts payable and accrued expenses	$34,538	$-

See notes to Financial Statements

ZHONG YA INTERNATIONAL LIMITED

(FORMERLY WESTERN LUCRATIVE ENTERPRISES, INC. AND SUBSIDIARY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

1.GENERAL

Organization and Business Nature

On May 25, 2018, Western Lucrative Enterprises, Inc. (“WLUC”), an Iowa corporation, formed a wholly-owned subsidiary, a Nevada corporation named Zhong Ya International Limited (“Zhong Ya”), and on July 3, 2018, WLUC merged with and into Zhong Ya under an Agreement and Plan of Merger (“Merger Agreement”), with the surviving entity being Zhong Ya (such surviving entity referred to herein as the “Company”), for the purpose of changing domicile from Iowa to Nevada, exchanging each one hundred outstanding shares of WLUC common stock for one share of ZhongYa’s common stock and effecting the name change to Zhong Ya International Limited. The financial statements give retroactive effect to this merger and the 1 for 100 stock exchange.

The Company has not generated any revenues from operations and can give no assurance of any future revenues. The Company will require substantial additional funding to initiate and develop its operations. There is no assurance that the Company will be able to obtain sufficient additional funds when needed, or that such funds, if available, will be obtainable on terms satisfactory to the Company (see Note 10).

2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting and Presentation

The accompanying unaudited condensed financial statements have been prepared on the accrual basis in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information pursuant to the rules of the U.S. Securities and Exchange Commission (“SEC”) and have been consistently applied. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2017, which was filed on April 17, 2018 and amended on April 24, 2018.

Cash and Cash Equivalents

The Company considers all liquid investments with an original maturity of three months or less that are readily convertible into cash to be cash equivalents.

Convertible Debt

Convertible debt is accounted for under Financial Accounting Standards Board (“FASB”).

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

ZHONG YA INTERNATIONAL LIMITED

(FORMERLY WESTERN LUCRATIVE ENTERPRISES, INC. AND SUBSIDIARY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes

The Company has not generated any taxable income, and, therefore, no provision for income taxes has been provided.

The Company accounts for income taxes in accordance with FASB ASC 740, Income Taxes, which requires the recognition of deferred income taxes for differences between the basis of assets and liabilities for financial statement and income tax purposes. Deferred tax assets and liabilities represent the future tax consequences for those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes are also recognized for operating losses that are available to offset future taxable income. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. As of September 30, 2018 and December 31, 2017, the Company has established a full valuation allowance against its deferred tax assets, principally for operating losses, due to the uncertainty in realizing the benefits.

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

The Company has not identified any assets or liabilities that are required to be presented at fair value on a recurring basis. Non-derivative financial instruments include payables. As of September 30, 2018 and December 31, 2017, the carrying values of these financial instruments approximated their fair values due to their short-term nature.

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

ZHONG YA INTERNATIONAL LIMITED

(FORMERLY WESTERN LUCRATIVE ENTERPRISES, INC. AND SUBSIDIARY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

3.RECENTLY ISSUED ACCOUNTING STANDARDS

As of the date that this quarterly report is filed, there are no recently issued accounting pronouncements the adoption of which would have a material impact on the Company’s financial statements.

4.COMMON STOCK

On December 31, 2017, WLUC has authorized seven hundred and fifty million shares of common stock with a par value of $.001. Upon completion of the merger and stock exchange on July 3, 2018, the surviving entity, Zhong Ya, has fifty million shares of common stock authorized with a par value of $0.001. As of September 30, 2018 and December 31, 2017, there were 187,350 shares and 85,050 shares of common stock issued and outstanding, respectively. The Company entered into a debt assumption and conversion agreement, dated January 31, 2018, pursuant to which $30,815 in accounts payable and accrued expenses and $3,723 of accrued interest owed to Magellan Capital Partners, Inc. (“Magellan”) were converted into 102,300 shares of the Company’s common stock, issued in the name of Tonbridge, LLC, a company under common control with Magellan.

In May 2018, WLUC formed a wholly-owned Nevada corporation for the purposes of changing domicile from Iowa to Nevada and changing its name to Zhong Ya International Limited. The common stock of WLUC was exchanged on July 3, 2018 for the common stock of Zhong Ya, and the Iowa company was merged into Zhong Ya. Each one hundred (100) shares of common stock of WLUC issued and outstanding were canceled and converted automatically into one (1) share of common stock of Zhong Ya with a par value of $0.001. The transaction decreased the number of outstanding shares from 18,735,000 to 187,350. These financial statements have been retroactively adjusted to reflect this exchange.

5.CONVERTIBLE PROMISSORY NOTES CANCELLATION

As of December 31, 2017, the Company had $17,500 of convertible notes outstanding with a $17,500 beneficial conversion feature discount feature. On January 31, 2018, the Company entered into a cancellation of debt agreement with Millennium Group, Inc. (“Millennium”), for the cancellation of $11,864 in aggregate principal and accrued interest under a promissory note, dated August 20, 2010. The Company also entered into a cancellation of debt agreement with Savile Town Investments, Inc. (“Savile Town”), dated as of January 31, 2018, for the cancellation of $1,881 in aggregate principal and accrued interest under a promissory note, dated December 31, 2012, which was assigned to Codell Financial Services, LLC on April 26, 2017. In addition, the Company entered into a cancellation of debt agreement with Magellan Capital Partners, Inc., for the cancellation of $7,526 in aggregate principal and accrued interest under a promissory note, dated December 31, 2012.

In accordance with ASC 470-20, Debt with Conversion and Other Options, as the conversion price was $0.01 per common share, the beneficial conversion feature or BCF of the convertible promissory notes was calculated based on the intrinsic value. The fair value of the shares at the issuance date was $0.52 and the BCF was $0.51 per share. As the total BCF is greater than the total proceeds of the $17,500 convertible notes, in accordance with ASC 470-20 the BCF is limited to the total proceeds of the convertible notes which was $17,500. The Company recorded the total convertible value of the notes issued to the Company in the amount of $17,500 as a debt discount upon issuance.

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

6.MERGER AND EXCHANGE OF STOCK

On July 3, 2018, WLUC filed Articles of Merger with the Secretary of State of the State of Nevada merging the Company with and into Zhong Ya, with Zhong Ya as the survivor to the merger, succeeding to all of the Company’s assets and liabilities. Upon completion of the merger, each one hundred (100) shares of common stock of WLUC, par value $0.001 per share, issued and outstanding immediately prior to the effective time of the merger was  converted automatically into one (1) share of common stock of Zhong Ya, par value $0.001 per share. The financial statements give retroactive effect to this merger.

7.INCOME TAXES

As of September 30, 2018 and December 31, 2017, the Company has established a full valuation allowance against its deferred tax assets, principally for operating loss carryforwards, due to the uncertainty in realizing the benefits. As of September 30, 2018, the Company had approximately $148,000 of unused operating loss carryforwards expiring through 2038.

Currently, the 2015, 2016 and 2017 tax years are open and subject to examination by the taxing authorities. However, the Company is not currently under audit and Company has not been contacted by any of the taxing authorities.

8.DUE TO RELATED PARTY

As of September 30, 2018 and December 31, 2017, the Company had a non-interest-bearing payable of $22,482 and $0, respectively, due to the principal shareholder of the Company who advanced funds for the Company’s operations.

9.CONTINGENCIES

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

10.GOING CONCERN

The Company’s financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is subject to substantial business risks and uncertainties inherent to such an entity, including the potential risk of business failure. The Company has not generated any revenues since inception. While the Company is attempting to commence operations and generate revenues, the Company continues to be reliant upon its stockholders to support its operations. This raises substantial doubt about the Company’s ability to continue as a going concern.

Management hopes to raise additional funds through the issuance of additional equity or debt securities.

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

11.SUBSEQUENT EVENTS

The Company’s management has performed subsequent events procedures through November 14, 2018, which is the date the financial statements were available to be issued, and determined there were no subsequent events that would require recognition or disclosure in the financial statements.

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

Overview

The Company was incorporated under the name “Western Lucrative Enterprises, Inc.” pursuant to the laws of the State of Iowa on July 14, 2008. The purposes for which the Company was organized were internet sale of landscape design. The Company’s original business plan was to develop an online landscape design construction and consulting business to service do-it-yourself individuals and companies.

On April 25, 2011, the Company filed an amendment to its Articles of Incorporation to increase in the number of common shares from Seventy Five Million (75,000,000) to Seven Hundred Fifty Million (750,000,000) common shares. On August 9, 2012, the Company was administratively dissolved for failure to deliver the 2012 Biennial Report as required by Iowa Code. On November 30, 2017, the Company applied for reinstatement and filed the 2012, 2014, 2016 Biennial Reports with the State of Iowa.

The Company entered into a debt assumption and conversion agreement, dated as of January 31, 2018, pursuant to which $30,815 in accounts payables and accrued expenses owed to Magellan was converted into 10,230,000 shares of the Company’s common stock, issued in the name of Tonbridge, LLC, a company under common control with Magellan.

On January 31, 2018, a Stock Purchase Agreement (the “SPA”) was entered by and among Dempsey Mork, Tonbridge, LLC and Magellan Capital Corp. 401K Profit Sharing Plan (or MCC Profit Sharing Plan), as sellers, and Wenjian Liu, as buyer. Pursuant to the SPA, the buyer paid consideration of $325,000 in cash from his personal funds for the purchase of 16,930,000 shares of common stock (before the share exchange) as contemplated by the SPA (the “Purchase”), which closed on February 12, 2018 and Wenjia Liu became the controlling shareholder of the Company and owns 90.4% of the common stock of the Company.

On June 1, 2018, the Company entered into the Merger Agreement with Zhong Ya, a Nevada corporation incorporated on May 25, 2018 and a wholly-owned subsidiary of the Company. Pursuant to the Merger Agreement, the Iowa entity was merged with and into Zhong Ya (the “Merger”), the separate existence of the Iowa entity ceased and Zhong Ya survived the Merger and continue to be governed by the laws of the State of Nevada. The name of the surviving Company is Zhong Ya International Limited. Upon completion of the Merger, each one hundred (100) shares of common stock of the Company, par value $0.001 per share, issued and outstanding immediately prior to the effective time of the Merger was canceled and converted automatically into the right to receive one (1) share of common stock of the Subsidiary, par value $0.001 per share (“Zhong Ya Shares”). Pursuant to the Merger Agreement, if the total number of shares a stockholder holds of the Company’s common stock is not evenly divisible by one hundred (100), that stockholder would receive an additional whole share of Zhong Ya Shares.

The Company filed Articles of Merger with the State of Nevada on July 2, 2018 and with the State of Iowa on July 3, 2018. The Merger became effective on July 3, 2018. Since the effectiveness of the Merger, the Company has been governed by the Articles of Incorporation and Bylaws of Zhong Ya.

The Company’s business plan is to seek new business opportunities or to engage in a business combination with an unidentified company. The analysis of new business opportunities will be undertaken by or under the supervision of the Company’s management. As of the date of this filing, the Company has not entered into any definitive agreement with any party, nor have there been any specific discussions with any potential business combination candidate regarding business opportunities for the Company.

Results of Operations

We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

Our net loss for the three-month period ended September 30, 2018 was $8,883 compared to a loss of $758 during the three-month period ended September 30, 2017. Our net loss for the nine-month period ended September 30, 2018 was $24,614 compared to a loss of $1,273 during the nine-month period ended September 30, 2017. Our general and administrative expenses represent fees paid for legal and accounting services in connection with our public company reporting obligations. We did not generate any revenue during these periods and do not expect to generate revenue for the foreseeable future.

We do not expect to conduct any research and development. We do not own any plant or equipment. Our management does not anticipate any significant changes in the number of employees in the next twelve months. Currently, we believe the services provided by our officer and director are sufficient at this time.

Liquidity and Capital Resources

We expect to finance our operations through advances from shareholders, the sale of equity or debt securities until we consummate a business combination. We currently have a limited amount of cash and will need additional capital in order to continue operating and to acquire an operating business. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

The financial statements have been prepared assuming that we will continue as a going concern, which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

As of September 30, 2018, our total assets were $0 compared to $0 in total assets at December 31, 2017. As of September 30, 2018, our total liabilities were $30,614 compared to $40,538 in total liabilities at December 31, 2017. As of September 30, 2018, total liabilities were comprised of $8,132 in accounts payable and accrued expenses and $22,482 in related party payables. As of December 31, 2017, total liabilities were comprised of $36,815 in accounts payable and accrued expenses and $3,723 in accrued interest.

Stockholders’ deficit was $30,614 as of September 30, 2018 compared to $40,538 as of December 31, 2017.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

Commitments

We do not have any commitments which are required to be disclosed in tabular form as of September 30, 2018.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this item.

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in the Exchange Act Rules 13a-15(e) and 15d-15 (e) as of the end of the period covered by this report (the “Evaluation Date”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the Evaluation Date, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure since our auditor had to make audit adjustments and communicate effectively with the Chief Financial Officer. Our management intends to work more closely with our auditors to correct this ineffectiveness.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Number	Description

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed herewith.

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZHONG YA INTERNATIONAL LIMITED
Date: November 14, 2018
	By:	/s/ Wenjian Liu
	Name:	Wenjian Liu
	Title:	Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)