Form 10-K
period 2018-12-31
Zhong Ya International Ltd
filed 2019-04-01
CIK 1442101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2018

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to ____________

Commission File Number: 001-34714

Zhong Ya International Limited

(Exact name of registrant as specified in its charter)

Nevada	26-3045445
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

64 North Pecos Road, Suite 900

Henderson, NV 89074

(Address of principal executive office and zip code)

(702) 472-5066

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: N/A

Securities registered pursuant to Section 12(g) of the Act: Common stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [   ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes [   ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [   ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes [X] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[X]	Smaller reporting company	[X]
		Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [X] No [   ]

As of June 29, 2018, there was no active trading market for the registrant’s common stock and therefore the value of shares held by non-affiliates cannot be ascertained.

The number of shares outstanding of the registrant’s common stock, $0.001 par value, as of March 31, 2019 was 1,805,000 shares.

Documents Incorporated by Reference: None.

PART I

Cautionary Statement Regarding Forward Looking Statements

The discussion contained in this Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Any statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases like “anticipate,” “estimate,” “plans,” “projects,” “continuing,” “ongoing,” “target,” “expects,” “management believes,” “we believe,” “we intend,” “we may,” “we will,” “we should,” “we seek,” “we plan,” the negative of those terms, and similar words or phrases. We base these forward-looking statements on our expectations, assumptions, estimates and projections about our business and the industry in which we operate as of the date of this Form 10-K. These forward-looking statements are subject to a number of risks and uncertainties that cannot be predicted, quantified or controlled and that could cause actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Statements in this Form 10-K describe factors that could contribute to or cause these differences. Actual results may vary materially from those anticipated, estimated, projected or expected should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect. Because the factors discussed in this Form 10-K could cause actual results or outcomes to differ materially from those expressed in any forward-looking statement made by us or on our behalf, you should not place undue reliance on any such forward-looking statement. New factors emerge from time to time, and it is not possible for us to predict which will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement. Except as required by law, we undertake no obligation to publicly revise our forward-looking statements to reflect events or circumstances that arise after the date of this Form 10-K or the date of documents incorporated by reference herein that include forward-looking statements.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this Form 10-K, unless otherwise specified, all dollar amounts are expressed in United States dollars.

As used in this Form 10-K and unless otherwise indicated, the terms “we”, “us,” “our” and the “Company” mean Zhong Ya International Limited, unless otherwise indicated.

ITEM 1. BUSINESS

Our Business

Our original business plan was to develop an online landscape design construction and consulting business to service do-it-yourself individuals and companies. Due to financial limitations, our operations have been limited to conceptual planning.

Our current business plan is to seek new business opportunities or to engage in a business combination with another company. The analysis of new business opportunities will be undertaken by or under the supervision of the Company’s management. As of the date of this filing, the Company has not entered into any definitive agreement with any party, nor have there been any specific discussions with any potential business combination candidate regarding business opportunities for the Company.

Corporate Background

Zhong Ya International Limited was incorporated under the name “Western Lucrative Enterprises, Inc.” (“WLUC”) pursuant to the laws of the State of Iowa on July 14, 2008. In May 2018, WLUC formed a wholly-owned subsidiary, a Nevada corporation under the name of Zhong Ya International Limited (“Zhong Ya”). Effective July 3, 2018, WLUC was merged into Zhong Ya, with Zhong Ya being the surviving entity. In connection with the merger, each 100 outstanding shares of common stock of WLUC was exchanged for 1 share of common stock of Zhong Ya. This Form 10-K gives retroactive effect to the share exchange.

February 2018 Change of Control

The Company entered into a debt assumption and conversion agreement, dated January 31, 2018, pursuant to which $30,815 in accounts payables and accrued expenses owed to Magellan Capital Partners (“Magellan”) were converted into 102,300 shares of the Company’s common stock, par value $0.001 per share (“Common Stock”), issued to a designee of Magellan.

On January 31, 2018, a stock purchase agreement (the “SPA”) was entered by and among Dempsey Mork, Tonbridge, LLC and Magellan Capital Corp. 401K Profit Sharing Plan (or MCC Profit Sharing Plan), as sellers, and Wenjian Liu, as buyer. Pursuant to the SPA, the buyer paid consideration of $325,000 in cash. The purchase and sale of 169,300 shares of Common Stock as contemplated by the SPA (the “Purchase”) closed on February 12, 2018 and Wenjian Liu became the controlling shareholder of the Company and owns 90.4% of the Common Stock of the Company.

Merger with Zhong Ya, Name Change, Reverse Stock Split

On June 1, 2018, the Company entered into an Agreement and Plan of Merger (“Merger Agreement”) with Zhong Ya, a Nevada corporation incorporated on May 25, 2018 and a wholly-owned subsidiary of the Company. Pursuant to the Merger Agreement, the Iowa entity merged with and into Zhong Ya (the “Merger”), the separate existence of the Iowa entity ceased and Zhong Ya survived the Merger and continues to be governed by the laws of the State of Nevada. The name of the surviving company is Zhong Ya International Limited. Upon completion of the Merger, each one hundred (100) shares of Common Stock of the Company, par value $0.001 per share, issued and outstanding immediately prior to the effective time of the Merger were canceled and converted automatically into one (1) share of common stock of Zhong Ya, par value $0.001 per share (“Zhong Ya Shares”). Pursuant to the Merger Agreement, if the total number of shares a shareholder holds of the Company’s Common Stock is not evenly divisible by one hundred (100), that shareholder will receive an additional whole share of Zhong Ya Shares. This Form 10-K gives retroactive effect to the share exchange.

The Company filed Articles of Merger with the State of Nevada on July 2, 2018 and with the State of Iowa on July 3, 2018. The Merger became effective on July 3, 2018. Since the effective date of the Merger, the Company has been governed by the Articles of Incorporation and Bylaws of Zhong Ya.

On September 28, 2018, the Company effected a change in the Company’s name from “Western Lucrative Enterprises, Inc.” to “Zhong Ya International Limited”.

Employees

As of December 31, 2018, we have no employees other than our sole officer and director. We anticipate that we will not hire any employees in the next twelve months, unless we generate significant revenues, raise capital, or make a complete change of course from our current business plan.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We do not own any property.

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR OUR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Market Information.

Our Common Stock is quoted on the OTC Pink Tier of the OTC Markets Group, Inc. under the symbol “ZYJT.” There has been no trading in our shares of Common Stock. We cannot assure you that there will be a market in the future for our Common Stock.

(b) Holders.

As of March 31, 2019, there were 43 shareholders of all of our issued and outstanding shares of Common Stock.

(c) Dividends.

We have not paid or declared any dividends on our Common Stock to date and we do not anticipate paying cash dividends in the foreseeable future.

(d) Securities Authorized for Issuance Under Equity Compensation Plans.

We currently do not have any equity compensation plans.

(e) Recent Sales of Unregistered Securities.

On November 19, 2018, we issued 1,617,650 shares of Common Stock of the Company as compensation to Mr. Wenjian Liu for his services as the Chief Executive Officer and director of the Company from February 2018 to October 2018, which compensation expense was recognized for $504,707 for these shares. The Common Stock was issued in reliance upon an exemption from the registration requirements of the Securities Act, as set forth in Section 4(a)(2) of the Securities Act.

ITEM 6. SELECTED FINANCIAL DATA

As a smaller reporting company, as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we are not required to provide the information required by this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

The Company was incorporated under the name “Western Lucrative Enterprises, Inc.” pursuant to the laws of the State of Iowa on July 14, 2008. Effective July 3, 2018, the Company reincorporated in Nevada from Iowa. The purposes for which the Company was organized were internet sale of landscape design which never commenced operations.

The Company entered into a debt assumption and conversion agreement, dated as of January 31, 2018, pursuant to which $30,815 in accounts payables and $3,723 of accrued interest owed to Magellan were converted into 102,300 shares of the Company’s Common Stock, issued to a designee of Magellan.

On January 31, 2018, a stock purchase agreement (“SPA”) was entered by and among Dempsey Mork, Tonbridge, LLC and Magellan Capital Corp. 401K Profit Sharing Plan (or MCC Profit Sharing Plan), as sellers, and Wenjian Liu, as buyer. Pursuant to the SPA, the buyer paid consideration of $325,000 in cash. The purchase and sale of 169,300 shares of Common Stock as contemplated by the SPA closed on February 12, 2018 and Wenjian Liu became the controlling shareholder of the Company and owns 90.4% of the Common Stock of the Company.

On June 1, 2018, the Company entered into a Merger Agreement with Zhong Ya, a Nevada corporation incorporated on May 25, 2018 and a wholly-owned subsidiary of the Company. Pursuant to the Merger Agreement, the Iowa entity merged with and into Zhong Ya, the separate existence of the Iowa entity ceased and Zhong Ya survived the Merger and continues to be governed by the laws of the State of Nevada. The name of the surviving company is Zhong Ya International Limited. Upon completion of the Merger, each one hundred (100) shares of Common Stock of the Company, par value $0.001 per share, issued and outstanding immediately prior to the effective time of the Merger were canceled and converted automatically into one (1) share of common stock of Zhong Ya, par value $0.001 per share (“Zhong Ya Shares”). Pursuant to the Merger Agreement, if the total number of shares a shareholder holds of the Company’s Common Stock is not evenly divisible by one hundred (100), that shareholder will receive an additional whole share of Zhong Ya Shares.

The Company filed Articles of Merger with the State of Nevada on July 2, 2018 and with the State of Iowa on July 3, 2018. The Merger became effective on July 3, 2018. Since the effectiveness of the Merger, the Company has been governed by the Articles of Incorporation and Bylaws of Zhong Ya.

On September 28, 2018, the Company effected a change in the Company’s name from “Western Lucrative Enterprises, Inc.” to “Zhong Ya International Limited”.

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

Our net loss for the year ended December 31, 2018 was $536,111, compared to a loss of $5,625 during the year ended December 31, 2017. The increase in loss was due to the compensation expenses recognized for the shares of Common Stock we issued our sole director and officer. Our general and administrative expenses represent fees paid for legal and accounting services in connection with our public company reporting obligations. We did not generate any revenue during these periods and do not expect to generate revenue for the foreseeable future.

We do not expect to conduct any research and development. We do not own any plant or equipment. Our management does not anticipate any significant changes in the number of employees in the next twelve months, unless we find a business combination target. Currently, we believe the services provided by our officer and director are sufficient at this time.

Liquidity and Capital Resources

We expect we will require additional capital to meet our long-term operating requirements. We expect to finance our operations through advances from shareholders, and the sale of equity or debt securities until we consummate a business combination. We currently have a limited amount of cash and will need additional capital in order to continue operating and to acquire an operating business. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our Common Stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

The financial statements have been prepared assuming that we will continue as a going concern, which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

As of December 31, 2018 and 2017, our total assets were $0. As of December 31, 2018, our total liabilities were $37,404 compared to $40,538 in total liabilities at December 31, 2017. As of December 31, 2018, total liabilities were comprised of $10,203 in accounts payable and accrued expenses and $27,201 in related party payables. As of December 31, 2017, total liabilities were comprised of $36,815 in accounts payable and accrued expenses and $3,723 in accrued interest.

Stockholders’ deficit was $37,404 as of December 31, 2018 compared to $40,538 as of December 31, 2017.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

Commitments

We do not have any commitments which are required to be disclosed in tabular form as of December 31, 2018.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the index to the Financial Statements below, beginning on page F-l.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report (the “Evaluation Date”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the Evaluation Date, our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure since our auditor had to make audit adjustments. Our management intends to work more closely with our auditors to correct this ineffectiveness.

(b) Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-I5(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Our management has concluded that, as of December 31, 2018, our internal control over financial reporting was not effective based on these criteria. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2018, we determined that the following deficiencies constituted a material weakness, as described below.

(1)Certain entity level controls establishing a “tone at the top” were considered material weaknesses. The Company has no audit committee. There is no policy on fraud and no code of ethics at this time. A whistleblower policy is not necessary given the small size of the organization.

(2)Management override of existing controls is possible given the small size of the organization and lack of personnel.

(3)There is no system in place to review and monitor internal control over financial reporting. The Company maintains an insufficient complement of personnel to carry out ongoing monitoring responsibilities and ensure effective internal control over financial reporting.

Management is currently evaluating remediation plans for the above control deficiencies.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the Company’s internal controls. However, as the Company currently has no business operations of any kind, all “controls” would be theoretical at best.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this annual report.

(c) Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the last fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The name, age and titles of our executive officer and director are as follows:

Name and Address of Executive Officer and/or Director	Age	Position
Wenjian Liu No. 501 Jia Yu Building, Red Star Community Songgang Street, BoaAn District Shenzhen, Guangdong, China 518105	41	Director, Chief Executive Officer, Chief Financial Officer and Secretary

Weijian Liu

Wenjian Liu has been serving as the sole Director, Chief Executive Officer, Chief Financial Officer and Secretary of the Company since February 12, 2018. Mr. Liu has also been serving as a director of Yueaotong Finance and Tax Management Limited and as the general manager of the Guangdong Baofeng Law Firm since 2013. Mr. Liu received a diploma in law from the Hunan Business School – Faculty of Law.

The Board of Directors and Committees

Our Board of Directors is comprised of one executive director. Our Board of Directors does not maintain a separate audit, nominating, or compensation committee. Functions customarily performed by such committees are performed by our sole director. We are not required to maintain a majority of independent directors or the foregoing committees under the rules applicable to companies that do not have securities listed or quoted on a national securities exchange.

Communication with our Sole Director

Shareholders or other interested parties may communicate with our director by sending mail to 64 North Pecos Road, Suite 900, Henderson, Nevada 89074.

Board of Directors Meetings

During our fiscal period ended December 31, 2018, the Company did not hold any meetings of the Board of Directors.

Terms of Directors and Officers

Our directors are elected at the annual meeting of the shareholders, and each director so elected shall hold office until his or her successor is elected and qualified or until his or her earlier death, resignation or removal. Vacancies and newly created directorships resulting from any increase in the authorized number of directors to be elected by all the stockholders having the right to vote as a single class may be filled by a majority of the directors then in office, even if less than a quorum, or by a sole remaining director. Each director so chosen shall hold office until his or her successor is elected and qualified, or until his or her earlier death, resignation or removal. If there are no directors in office, then an election of directors may be held in accordance with the Nevada Revised Statutes.

Our officers are elected annually by the Board of Directors at the annual meeting. Each such officer shall hold office until his or her successor is elected and qualified, or until his or her earlier death, resignation or removal. Any vacancy in any office is filled in such manner as the Board of Directors shall determine.

Family Relationships

There are no family relationships between or among the director, executive officer or persons nominated or chosen by our shareholders or us to become directors or executive officers.

Code of Ethics

We intend to adopt a code of ethics that applies to our officers, directors and employees in the future. We will file a copy of our code of ethics in a current report on Form 8-K. You will be able to review these documents by accessing our public filings at the SEC’s website at www.sec.gov. In addition, a copy of the code of ethics will be provided without charge upon request to us. We intend to disclose any amendments to or waivers of certain provisions of our code of ethics in a current report on Form 8-K.

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

Legal Proceedings

To the Company’s knowledge, there are no material proceedings to which our sole director and officer or affiliate of the Company is a party adverse to the Company or has a material interest adverse to the Company.

ITEM 11. EXECUTIVE COMPENSATION

On November 19, 2018, we issued 1,617,650 shares of common stock of the Company as compensation to Mr. Wenjian Liu for his services as the Chief Executive Officer and director of the Company from February 2018 to October 2018, which compensation expense was recognized for $504,707 for these shares.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, regarding the beneficial ownership of the Company’s Common Stock as of March 31, 2019 by (i) each shareholder known by the Company to be the beneficial owner of more than 5% of its Common Stock, (ii) by each director and executive officer of the Company and (iii) by all executive officers and directors of the Company as a group. Each of the persons named in the table has sole voting and investment power with respect to Common Stock beneficially owned.

The business address of each person listed below is 64 North Pecos Road, Suite 900, Henderson, Nevada 89074.

Name	Number of Shares Owned	Percentage of Shares Owned
5% Shareholders
Wenjian Liu	768,388	42.6%
Guangyong He	732,650	40.6%
Wuhua Lin	285,912	15.8%
Directors and Officers
Wenjian Liu	768,388	42.6%
All officers and directors as a group (one person)	768,388	42.6%

The Company knows of no arrangements which may result in a change in control of the Company at a subsequent date.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Person Transactions

As of December 31, 2018 and 2017, the Company had a non-interest-bearing payable of $27,201 and $0, respectively, due to the principal shareholder of the Company.

Director Independence

Our Board of Directors consists of one individual, Mr. Liu, who also serves as our sole officer, and is not independent.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the fees that we paid or accrued for the audit and other services provided by our independent registered public accounting firms for the fiscal years ended December 31, 2018 and 2017.

Fee Category	Fiscal Year Ended December 31, 2018	Fiscal Year Ended December 31, 2017
Audit Fees (1)	$6,000	$6,000
Audit-Related Fees(2)	$-	$-
Tax Fees(3)	$-	$-
All Other Fees(4)	$-	$-

(1) This category consists of fees for professional services rendered by our principal independent registered public accountants for the audit of our annual financial statements, review of financial statements included in our quarterly reports and services that are normally provided by the independent registered public accounting firms in connection with statutory and regulatory filings or engagements for those fiscal years.

(2) This category consists of fees for assurance and related services by our independent registered public accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultations concerning financial accounting and reporting standards.

(3) This category consists of fees for professional services rendered by our independent registered public accountant for tax compliance, tax advice, and tax planning.

(4) This category consists of fees for services provided by our independent registered public accountants other than the services described above.

ITEM 15. EXHIBITS

(a) Documents filed as part of this report

(1) All Financial Statements

The consolidated financial statements as listed in the accompanying “Index to Consolidated Financial Statements” are filed as part of this Annual Report on Form 10-K.

(2) Financial Statement Schedules

All financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto included in this Form 10-K.

(3) Exhibits Required by Item 601 of Regulation S-K

3.1

Articles of Incorporation, as filed with Secretary of State of the State of Nevada on May 25, 2018. Incorporated by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed on July 31, 2018.

3.2

Articles of Merger, as filed with the Secretary of State of the State of Nevada on July 2, 2018. Incorporated by reference to Exhibit 3.3 to the registrant’s current report on Form 8-K filed on July 31, 2018.

3.3

Articles of Merger, as filed with the Secretary of State of the State of Iowa on July 3, 2018. Incorporated by reference to Exhibit 3.4 to the registrant’s current report on Form 8-K filed on July 31, 2018.

3.4	Bylaws. Incorporated by reference to Exhibit 3.2 to the registrant’s current report on Form 8-K filed on July 31, 2018.

10.1

Debt Assumption and Conversion Agreement, dated as of January 31, 2018, by and among Magellan Capital Partners, Inc. and parties related thereto and Western Lucrative Enterprises, Inc. Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on February 16, 2018.

10.2

Stock Purchase Agreement, dated as of January 31, 2018, by and among Dempsey Mork, Tonbridge, LLC, Magellan Capital Corp. 401K Profit Sharing Plan and Wenjian Liu. Incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed on February 16, 2018.

31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1**	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith

** Furnished herewith

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 1, 2019

Zhong Ya International Limited

By: /s/ Wenjian Liu

Name: Wenjian Liu

Title: Chief Executive Officer and Chief Financial Officer

(Principal Executive Officer, Principal Accounting Officer and Financial Officer)

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 1, 2019

Zhong Ya International Limited

By: /s/ Wenjian Liu

Name: Wenjian Liu

Title: Director, Chief Executive Officer, Chief Financial Officer and Secretary

(Principal Executive Officer, Principal Accounting Officer and Financial Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Zhong Ya International Limited

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Zhong Ya International Limited (formerly Western Lucrative Enterprises, Inc.) (the “Company”) as of December 31, 2018 and 2017, and the related statements of operations, changes in stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2018, and the related notes (collectively referred to as the financial statements).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the Company’s financial statements based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements.  We believe that our audits provide a reasonable basis for our opinion.

Emphasis of Matter – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 7 to the financial statements, the Company has no revenues and suffered recurring losses and negative cash flows from operations, which raises substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regard to those matters are also described in Note 7 to the financial statements.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Wei, Wei & Co., LLP

We have served as the Company’s auditor since 2018.

Flushing, NY

April 1, 2019

ZHONG YA INTERNATIONAL LIMITED
(FORMERLY WESTERN LUCRATIVE ENTERPRISES, INC.)

BALANCE SHEETS
AS OF THE YEARS ENDED DECEMBER 31, 2018 AND 2017

	December 31,
	2018	2017
ASSETS

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Current Liabilities
Accounts payable and accrued expenses	$10,203	$36,815
Due to related party	27,201	-
Accrued interest	-	3,723

Total current liabilities	37,404	40,538

STOCKHOLDER’S (DEFICIT):
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding as of December 31, 2018 and December 31, 2017	-	-
Common stock, $0.001 par value, 50,000,000 shares authorized; 1,805,000 shares and 85,050 shares issued and outstanding as of December 31, 2018 and December 31, 2017, respectively	1,805	85
Additional paid-in capital	620,334	82,809
(Deficit)	(659,543)	(123,432)

TOTAL STOCKHOLDER’S (DEFICIT):	(37,404)	(40,538)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$-	$-

See report of independent registered public accounting firm and accompanying notes to financial statements.

ZHONG YA INTERNATIONAL LIMITED
(FORMERLY WESTERN LUCRATIVE ENTERPRISES, INC.)

STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

	Year Ended
	December 31,
	2018	2017

Revenues	$-	$-

Operating expenses
General and administrative	(536,111)	(5,000)

Total operating expenses	(536,111)	(5,000)

Other income (expense)
Interest (expense)	-	(625)

Net (loss)	$(536,111)	$(5,625)

Net (Loss) per common share, basic and diluted	$(1.71)	$(0.07)

Weighted average shares outstanding, basic and diluted	313,629	85,050

See report of independent registered public accounting firm and accompanying notes to financial statements.

ZHONG YA INTERNATIONAL LIMITED
(FORMERLY WESTERN LUCRATIVE ENTERPRISES, INC.)

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

	Year Ended
	December 31,
	2018	2017
Cash flows from operating activities:
Net (loss)	$(536,111)	$(5,625)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation	504,707	-
Change in operating assets and liabilities:
Increase in accounts payable and accrued expenses	4,203	5,000
Increase in due to related party	27,201	-
Increase in accrued interest	-	625

Net cash (used in) operating activities	-	-

Net change in cash and cash equivalents	-	-

Cash and cash equivalents, beginning of period	-	-

Cash and cash equivalents, end of period	$-	$-

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Issuance of 102,300 shares for accounts payable and accrued interest	$34,538	$-

See report of independent registered public accounting firm and accompanying notes to financial statements.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

			Additional
	Common Stock		Paid-in
	Shares	Amount	Capital	Deficit	Total

Balance-December 31, 2016	85,050	$85	$82,809	$(117,807)	$(34,913)
Net (loss)	-	-	-	(5,625)	(5,625)

Balance-December 31, 2017	85,050	85	82,809	(123,432)	(40,538)
Stock issued for accounts payable and accrued interest	102,300	102	34,436	-	34,538
Stock compensation	1,617,650	1,618	503,089	-	504,707
Net (loss)	-	-	-	(536,111)	(536,111)

Balance-December 31, 2018	1,805,000	$1,805	$620,334	$(659,543)	$(37,404)

See report of independent registered public accounting firm and accompanying notes to financial statements.

ZHONG YA INTERNATIONAL LIMITED

(FORMERLY WESTERN LUCRATIVE ENTERPRISES, INC.)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

1.GENERAL

Organization and Business Nature

On May 25, 2018, Western Lucrative Enterprises, Inc. (“WLUC”), an Iowa corporation, formed a wholly owned subsidiary, a Nevada corporation named Zhong Ya International Limited (“Zhong Ya”), and on July 3, 2018, WLUC merged with and into Zhong Ya under an Agreement and Plan of Merger (“Merger Agreement”), with the surviving entity being Zhong Ya (such surviving entity referred to herein as the “Company”), for the purposes of changing domicile from Iowa to Nevada and effecting a name change to Zhong Ya International Limited. The financial statements give retroactive effect to this merger and the 1 for 100 stock exchange.

The Company has not generated any revenues from operations and can give no assurance of any future revenues. The Company will require substantial additional funding to initiate and develop its operations. There is no assurance that the Company will be able to obtain sufficient additional funds when needed, or that such funds, if available, will be obtainable on terms satisfactory to the Company (see Note 8).

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

The Company accounts for income taxes in accordance with FASB ASC 740, Income Taxes, which requires the recognition of deferred income taxes for differences between the basis of assets and liabilities for financial statement and income tax purposes. Deferred tax assets and liabilities represent the future tax consequences for those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes are also recognized for operating losses that are available to offset future taxable income. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. As of December 31, 2018 and 2017, the Company has full valuation allowances against its deferred tax assets, principally for operating losses, due to the uncertainty in realizing the benefits.

The Company follows the provisions of FASB ASC 740-10-25. The provisions prescribe a recognition threshold and measurement attribute for the recognition and measurement of tax positions taken or expected to be taken in income tax returns and require that uncertain tax positions are evaluated in a two-step process. The Company does not have any uncertain tax positions.

ZHONG YA INTERNATIONAL LIMITED

(FORMERLY WESTERN LUCRATIVE ENTERPRISES, INC.)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

2.ACCOUNTING POLICIES (continued)

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

FASB ASC 820 requires the use of observable market data, when available, in making fair value measurements. When inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurements is categorized is based on the lowest level input that is significant to the fair value measurements. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.

The Company has not identified any assets or liabilities that are required to be presented at fair value on a recurring basis. Non-derivative financial instruments include accounts payable and accrued expenses and due to related party. As of December 31, 2018 and 2017, the carrying values of these financial instruments approximated their fair values due to their short term nature.

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

Earnings (Loss) per Share

The Company computes net earnings (loss) per share of common stock in accordance with FASB ASC 260, Earnings Per Share (“ASC 260”) and U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 98 (“SAB 98”). Under the provisions of ASC 260 and SAB 98, basic net earnings (loss) per share of common stock is computed by dividing the amount available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted income per share includes the effect of dilutive common stock equivalents from the assumed exercise of options, warrants, convertible preferred stock and convertible notes. Common stock equivalents are excluded in the computation of diluted net (loss) per share since their inclusion would be anti-dilutive.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no effect on the accompanying statements of operations and cash flows.

ZHONG YA INTERNATIONAL LIMITED

(FORMERLY WESTERN LUCRATIVE ENTERPRISES, INC.)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

3.COMMON STOCK

As of December 31, 2017, WLUC had authorized seven hundred and fifty million (750,000,000) shares of common stock with a par value of $0.001 per share. Upon completion of the merger on July 3, 2018, the surviving entity, Zhong Ya, had fifty million (50,000,000) shares of common stock authorized with a par value of $0.001 per share. As of December 31, 2018 and 2017, there were 1,805,000 shares and 85,050 shares of common stock issued and outstanding, respectively. The Company entered into a debt assumption and conversion agreement, dated January 31, 2018, pursuant to which $30,815 in accounts payable and accrued expenses and $3,723 of accrued interest owed to Magellan Capital Partners, Inc. (“Magellan”) were converted into 102,300 shares of the Company’s common stock, issued to Tonbridge, LLC, a designee of Magellan.

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

In November 2018, the Company issued 1,617,650 shares of common stock at $0.001 per share for Wenjian Liu’s services as the Chief Executive Officer and Director of the Company. Compensation expense was recognized for $504,707 for these shares.

4.CONVERTIBLE PROMISSORY NOTES CANCELLATION

As of December 31, 2017, the Company had $17,500 of convertible notes outstanding with a $17,500 beneficial conversion feature discount feature. On January 31, 2018, the Company entered into a cancellation of debt agreement with Millennium Group, Inc., for the cancellation of $11,864 in aggregate principal and accrued interest under a promissory note, dated August 20, 2010. The Company also entered into a cancellation of debt agreement with Savile Town Investments, Inc., dated as of January 31, 2018, for the cancellation of $1,881 in aggregate principal and accrued interest under a promissory note, dated December 31, 2012, which was assigned to Codell Financial Services, LLC on April 26, 2017. In addition, the Company entered into a cancellation of debt agreement with Magellan, for the cancellation of $7,526 in aggregate principal and accrued interest under a promissory note, dated December 31, 2012.

In accordance with ASC 470-20, Debt with conversion and other options, as the conversion price was $0.01 per share of common stock, the beneficial conversion feature (“BCF”) of the convertible promissory notes was calculated based on the intrinsic value. The fair value of the shares at the issuance date was $0.52 and the BCF was $0.51 per share. As the total BCF is greater than the total proceeds of the $17,500 convertible notes, in accordance with ASC 470-20 the BCF is limited to the total proceeds of the convertible notes which was $17,500. The Company recorded the total convertible value of the notes issued to the Company in the amount of $17,500 as a debt discount upon issuance.

In accordance with GAAP, the above promissory notes should have been accreted up commencing upon their issuance up to their value required to be paid on the due dates. The Millennium note should have had a value of $10,000 on its August 20, 2017 due date and the two other notes (Magellan and Savile Town) should have had a total value of $7,500 on their December 31, 2017 due date. Due to the inactivity of the Company and the fact that these three notes and their related accrued interest were forgiven, from a qualitative perspective, a determination was made not to amend or correct prior filings for this error.

ZHONG YA INTERNATIONAL LIMITED

(FORMERLY WESTERN LUCRATIVE ENTERPRISES, INC.)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

5.INCOME TAX

The Company is subject to United States tax laws which provides for a flat tax rate of 21% for 2018 and graduated tax rates up to 35% for 2017. No provision for United States federal taxes has been made as the Company had taxable losses of approximately $31,000 and $5,000 for the years ended December 31, 2018 and 2017, respectively. The Company had pre-tax losses of approximately $536,000 and $5,000 for the years ended December 31, 2018 and 2017, respectively.

The provision of income tax for the years ended December 31, 2018 and 2017 are summarized as follows:

	2018	2017
Current	$-	$-
Deferred	6,595	1,050
Change in valuation allowance	(6,595)	(1,050)
Total	$-	$-

The primary components that give rise to deferred income taxes at December 31, 2018 and 2017 are as follows:

	2018	2017
Deferred tax assets (liabilities):	$-	$-
Net operating loss carry forwards	33,022	26,427
Less: valuation allowance	(33,022)	(26,427)
Total deferred tax assets (liabilities)	$-	$-

The Company reviews the valuation allowance to determine whether there is sufficient positive or negative evidence to support a change in judgment about the realization of the deferred tax asset.  The Company has established 100% valuation allowances as of December 31, 2018 and 2017 and no deferred tax asset benefit has been recorded.

On December 22, 2017, the “Tax Cuts and Jobs Act” (“The Act”) was enacted. Under the provisions of the Act, the maximum U.S. corporate tax rate decreased to 21% beginning in 2018.  Accordingly, the Company has measured its deferred tax assets utilizing the lower enacted corporate tax rate of 21% for federal purpose as of December 31, 2018 and 2017.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the years ended December 31, 2018 and 2017:

	2018	2017
Federal statutory tax rate	21.0%	34.0%
Permanent difference *	(19.8)%	-
Tax rate deduction	-	(13.0)%
Valuation allowance	(1.2)%	(21.0)%
Effective tax rate	-	-

*Represents stock compensation expenses that are not deductible in the Company’s U.S. tax returns.

6.DUE TO RELATED PARTY

As of December 31, 2018 and 2017, the Company had a non-interest-bearing payable of $27,201 and $0, respectively, due to the principal shareholder of the Company.

ZHONG YA INTERNATIONAL LIMITED

(FORMERLY WESTERN LUCRATIVE ENTERPRISES, INC.)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

7.GOING CONCERN

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

Management plans to raise additional funds through the issuance of additional equity or debt securities.

While the Company believes in its ability to raise additional funds and the viability of its strategy, there can be no assurances that it will be successful. The Company’s ability to continue as a going concern is dependent upon the continued financial support from its stockholders and its ability to obtain the necessary equity or debt financing and eventually attain profitable operations.

The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

8.SUBSEQUENT EVENTS

The Company’s management has performed subsequent events procedures through April 1, 2019, which is the date the financial statements were available to be issued, and determined that there were no subsequent events that would require recognition or disclosure in the financial statements.