Form 10-Q
period 2019-03-31
Zhong Ya International Ltd
filed 2019-05-15
CIK 1442101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

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

[ ]	Large accelerated filer	[ ]	Accelerated filer
[X]	Non-accelerated filer	[X]	Smaller reporting company
		[ ]	Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised ﬁnancial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [   ]

Indicate by check mark whether the registrant is a shell company (as deﬁned in Rule 12b-2 of the Exchange Act). Yes [X] No [  ]

Securities registered pursuant to Section 12(b) of the Act: None.

As of May 14, 2019, there were 1,805,000 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ZHONG YA INTERNATIONAL LIMITED

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2019	2018
	(Unaudited)

ASSETS

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Current Liabilities
Accounts payable and accrued expenses	$17,172	$10,203
Due to related party	27,201	27,201
Total current liabilities	44,373	37,404

Stockholders’ (deficit):
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	-	-
Common stock, $0.001 par value, 50,000,000 shares authorized; 1,805,000 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	1,805	1,805
Additional paid-in capital	620,334	620,334
(Deficit)	(666,512)	(659,543)
Total stockholders’ (deficit)	(44,373)	(37,404)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$-	$-

ZHONG YA INTERNATIONAL LIMITED

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended
	March 31,
	2019	2018

Operating expenses:
General and administrative expenses	$(6,969)	$(5,354)

Net (loss)	$(6,969)	$(5,354)

(Loss) per common share, basic and diluted	$(0.00)	$(0.03)

Weighted average shares outstanding, basic and diluted	1,805,000	153,250

ZHONGYA INTERNATIONAL LIMITED

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ (DEFICIT)

(UNAUDITED)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	(Deficit)	Total

Balance, December 31, 2017	85,050	$85	$82,809	$(123,432)	$(40,538)
Stock issued for accounts payable and accrued expenses	10,230	10	34,528	-	34,538
Net (loss)	-	-	-	(5,354)	(5,354)

Balance, March 31, 2018-UNAUDITED	95,280	$95	$117,337	$(128,786)	$(11,354)

Balance, December 31, 2018	1,805,000	$1,805	$620,334	$(659,543)	$(37,404)
Net (loss)	-	-	-	(6,969)	(6,969)

Balance, March 31, 2019-UNAUDITED	1,805,000	$1,805	$620,334	$(666,512)	$(44,373)

ZHONG YA INTERNATIONAL LIMITED

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the three months ended
	March 31,
	2019	2018

Cash flows from operating activities:

Net (loss)	$(6,969)	$(5,354)
Change in operating assets and liabilities:
Increase in accounts payable and accrued expenses	6,969	554
Increase in due to related party	-	4,800

Net cash (used in) operating activities	-	-

Net change in cash and cash equivalents	-	-

Cash and cash equivalents, beginning of period	-	-
Cash and cash equivalents, end of period	$-	$-

Supplemental disclosure of cash flow information

Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

Supplemental disclosure of non-cash investing and financing activities

Issuance of 102,300 shares for accounts payable and accrued expenses	$-	$34,538

ZHONG YA INTERNATIONAL LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

1.GENERAL

Organization and Business Nature

On May 25, 2018, Western Lucrative Enterprises, Inc. (“WLUC”), an Iowa corporation, formed a wholly owned subsidiary, a Nevada corporation named Zhong Ya International Limited (“Zhong Ya”), and on July 3, 2018, WLUC merged with and into Zhong Ya under an Agreement and Plan of Merger (“Merger Agreement”), with the surviving entity being Zhong Ya (such surviving entity referred to herein as the “Company”), for the purpose of changing domicile from Iowa to Nevada, exchanging one hundred outstanding shares of WLUC’s common stock for one share of Zhong Ya’s common stock and effecting a name change to Zhong Ya International Limited (“Merger”). The financial statements give retroactive effect to this merger and the 1 for 100 stock exchange.

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

2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting and Presentation

The accompanying unaudited condensed financial statements have been prepared on the accrual basis in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and interim financial information pursuant to the rules of the Securities and Exchange Commission (the “SEC”) and have been consistently applied. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2018, which was filed on April 1, 2019.

Cash and Cash Equivalents

The Company considers all liquid investments with an original maturity of three months or less that are readily convertible into cash to be cash equivalents.

Income Taxes

The Company has not generated any taxable income, and, therefore, no provision for income taxes has been provided.

The Company accounts for income taxes in accordance with FASB ASC 740, Income Taxes, which requires the recognition of deferred income taxes for differences between the basis of assets and liabilities for financial statement and income tax purposes. Deferred tax assets and liabilities represent the future tax consequences for those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes are also recognized for operating losses that are available to offset future taxable income. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. As of March 31, 2019 and December 31, 2018, the Company has established a full valuation allowance against its deferred tax assets, principally for operating losses, due to the uncertainty in realizing the benefits.

The Company follows the provisions of FASB ASC 740-10-25. The provisions prescribe a recognition threshold and measurement attribute for the recognition and measurement of tax positions taken or expected to be taken in income tax returns and require that uncertain tax positions are evaluated in a two-step process. The Company does not have any uncertain tax positions.

ZHONG YA INTERNATIONAL LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Level 2 Inputs – Inputs, other than the quoted prices in Level 1, that are observable either directly or indirectly.

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

The Company did not identify any assets or liabilities that are required to be presented at fair value on a recurring basis. Non-derivative financial instruments include payables. As of March 31, 2019, and December 31, 2018, the carrying values of these financial instruments approximated their fair values due to their short-term nature.

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

Earnings (Loss) per Share

The Company computes net earnings (loss) per share of common stock in accordance with FASB ASC 260, Earnings Per Share and SEC Staff Accounting Bulletin No. 98 (“SAB 98”). Under the provisions of ASC 260 and SAB 98, basic net earnings (loss) per common share is computed by dividing the amount of net income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted income per share includes the effect of dilutive common stock equivalents from the assumed exercise of options, warrants, convertible preferred stock and convertible notes. The Company’s common stock equivalents, if any, are excluded in the computation of diluted net (loss) per share since their inclusion would be anti-dilutive.

3.RECENTLY ISSUED ACCOUNTING STANDARDS

As of the date of this quarterly report, there are no recently issued accounting pronouncements which adoption would have a material impact on the Company’s financial statements.

ZHONG YA INTERNATIONAL LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

4. COMMON STOCK

Upon completion of the Merger on July 3, 2018, the surviving entity, Zhong Ya, had fifty million (50,000,000) shares of common stock authorized with a par value of $0.001 per share. As of March 31, 2019 and 2018, there were 1,805,000 shares of common stock issued and outstanding, respectively.

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

In November 2018, the Company issued 1,617,650 shares of common stock at $0.001 per share for Wenjian Liu’s services as the Chief Executive Officer and Director of the Company. Compensation expense for the issuance of common stock for the Chief Executive Officer and director was $504,707.

5.INCOME TAXES

The Company is subject to United States tax laws which provides for a flat rate of 21% for 2019 and 2018. No provision for United States federal taxes has been made as the Company had taxable losses of approximately $7,000 and $5,000 for the three months ended March 31, 2019 and 2018, respectively.

The provision for income taxes for the three months ended March 31, 2019 and 2018 are summarized as follows:

	2019	2018
Current	$-	$-
Deferred	1,464	1,125
(Increase) in valuation allowance	(1,464)	(1,125)
Total	$-	$-

The primary components that give rise to deferred income taxes at March 31, 2019 and December 31, 2018 are as follows:

	March 31, 2019	December 31, 2018
Deferred tax assets (liabilities):
Net operating loss carry forwards	$34,486	$33,022
Less: valuation allowance	(34,486)	(33,022)
Total deferred tax assets (liabilities)	$-	$-

The Company reviews the valuation allowance to determine whether there is sufficient positive or negative evidence to support a change in judgment about the realization of the deferred tax asset. The Company has established 100% valuation allowances as of March 31, 2019 and December 31, 2018 and no deferred tax asset benefit has been recorded.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the three months ended March 31, 2019 and 2018:

	2019	2018
Federal statutory tax rate	21.0%	21.0%
Valuation allowance	(21.0)	(21.0)
Effective tax rate	-%	-%

ZHONG YA INTERNATIONAL LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

6.DUE TO RELATED PARTY

As of March 31, 2019, and December 31, 2018, the Company had a non-interest-bearing payable of $27,201, due to the principal shareholder, who also serves as sole Director, Chief Executive Officer, Chief Financial Officer and Secretary of the Company, who advanced funds for the Company’s operations.

7.CONTINGENCIES

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

8. GOING CONCERN

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

While the Company believes in its ability to raise additional funds and the viability of its strategy, there can be no assurances that they will be successful. The Company’s ability to continue as a going concern is dependent upon the continued financial support from its principal stockholder and its ability to obtain the necessary equity or debt financing and eventually commence and attain profitable operations.

The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

9. SUBSEQUENT EVENTS

The Company’s management has performed subsequent events procedures through May 15, 2019, which is the date the financial statements were available to be issued, and determined there were no subsequent events that would require recognition or disclosure in the financial statements.

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

Overview

We currently do not have any operations and did not actively conduct any operations for the quarter ended March 31, 2019. Our current business plan is to seek new business opportunities or to engage in a business combination with another company. The analysis of new business opportunities will be undertaken by or under the supervision of our management. As of the date of this report, we have not entered into any definitive agreement with any party, nor have there been any specific discussions with any potential business combination candidate regarding business opportunities for the Company. There can be no assurance that we will be able to identify and acquire any business entity. Even if we successfully acquire a business entity, there is no assurance that we can generate revenue and become profitable.

Results of Operations

Three months ended March 31, 2019 compared to March 31, 2018:

The following summary of our operations should be read in conjunction with our unaudited financial statements for the three months ended March 31, 2019 and 2018.

	For the three months ended
	March 31,
	2019	2018

Operating expenses:
General and administrative expenses	$(6,969)	$(5,354)

Net (loss)	$(6,969)	$(5,354)

During the three months ended March 31, 2019 and 2018, no revenues were recorded.

We had a net loss of $6,969 for the three months ended March 31, 2019 compared to a net loss of $5,354 for the three months ended March 31, 2018.

Our operating expenses for the three months ended March 31, 2019 were $6,969 compared to $5,354 for the three months ended March 31, 2018. Our general and administrative expenses represent fees paid for legal and accounting services in connection with our public company reporting obligations. The increase in our operating expense was due to the professional services rendered in connection with preparation of our tax returns.

We did not generate any revenue during these periods and do not expect to generate revenue for the foreseeable future. Therefore, we anticipate that we will continue to incur net losses for the foreseeable future. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We do not expect to conduct any research and development. We do not own any plant or equipment. Our management does not anticipate any significant changes in the number of employees in the next twelve months unless we find a business combination target. Currently, we believe the services provided by our officer and director are sufficient at this time.

Liquidity and Capital Resources

We expect we will require additional capital to meet our long-term operating requirements. We expect to finance our operations through advances from shareholders, the sale of equity or debt securities until we consummate a business combination. We currently have a limited amount of cash and will need additional capital in order to continue operating and to acquire an operating business. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavours or opportunities, which could significantly and materially restrict our business operations.

The financial statements have been prepared assuming that we will continue as a going concern, which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

As of March 31, 2019, our total assets were $0 compared to $0 in total assets at December 31, 2018. As of March 31, 2019, our total liabilities were $44,373 compared to $37,404 in total liabilities at December 31, 2018. As of March 31, 2019, total liabilities were comprised of $17,172 in accounts payable and accrued expenses and $27,201 in related party payables. As of December 31, 2018, total assets were $0 and total liabilities were comprised of $10,203 in accounts payable and accrued expenses and $27,201 in related party payables.

Stockholders’ deficit was $44,373 as of March 31, 2019 compared to $37,404 as of December 31, 2018.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

Commitments

We do not have any commitments which are required to be disclosed in tabular form as of March 31, 2019.

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

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the last fiscal quarter to which this report relates that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Number	Description

31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1**	Certification pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Zhong Ya International Limited
Date: May 15, 2019
	By:	/s/ Wenjian Liu
Name: Wenjian Liu Title: Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, and Principal Accounting Officer and Financial Officer)