Form 10-Q
period 2019-06-30
Zhong Ya International Ltd
filed 2019-08-14
CIK 1442101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

Securities registered pursuant to Section 12(b) of the Act: None.

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

As of August 14, 2019, there were 1,805,001 shares of the registrant’s common stock, par value $0.001 per share, issued and outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ZHONG YA INTERNATIONAL LIMITED
CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2019	2018
	(Unaudited)
ASSETS

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Current Liabilities
Accounts payable and accrued expenses	$9,989	$10,203
Due to related party	47,140	27,201

Total current liabilities	57,129	37,404

Stockholders’ (deficit):
Common stock, $0.001 par value, 50,000,000 shares authorized; 1,805,001 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	1,805	1,805
Additional paid-in capital	620,334	620,334
(Deficit)	(679,268)	(659,543)

Total stockholders’ (deficit)	(57,129)	(37,404)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$-	$-

ZHONG YA INTERNATIONAL LIMITED
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2019	2018	2019	2018
Operating expenses:
General and administrative expenses	$(12,756)	$(10,377)	$(19,725)	$(15,731)

Net (loss)	$(12,756)	$(10,377)	$(19,725)	$(15,731)

(Loss) per common share, basic and diluted	$(0.01)	$(0.06)	$(0.01)	$(0.09)

Weighted average shares outstanding, basic and diluted	1,805,001	187,350	1,805,001	172,736

ZHONG YA INTERNATIONAL LIMITED
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ (DEFICIT)

			Additional
	Common Stock		Paid-in
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2017	85,050	$85	$82,809	$(123,432)	$(40,538)
Stock issued for accounts payable and accrued expenses	102,300	102	34,436	-	34,538
Net (loss)	-	-	-	(15,731)	(15,731)

Balance, June 30, 2018 (Unaudited)	187,350	$187	$117,245	$(139,163)	$(21,731)

Balance, December 31, 2018	1,805,001	$1,805	$620,334	$(659,543)	$(37,404)
Net (loss)	-	-	-	(19,725)	(19,725)

Balance, June 30, 2019 (Unaudited)	1,805,001	$1,805	$620,334	$(679,268)	$(57,129)

ZHONG YA INTERNATIONAL LIMITED
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the six months ended
	June 30,
	2019	2018
Cash flows from operating activities:

Net (loss)	$(19,725)	$(15,731)
Change in operating assets and liabilities:
Increase in accounts payable and accrued expenses	19,725	15,731

Net cash (used in) operating activities	$-	$-

Supplemental disclosure of non-cash investing and financing activities:

Accounts payable and accrued expenses paid directly by related party	$19,939	$14,867

Issuance of 102,300 shares for accounts payable and accrued expenses	$-	$34,538

1. GENERAL

Organization and Business Nature

On May 25, 2018, Western Lucrative Enterprises, Inc. (“WLUC”), an Iowa corporation, formed a wholly owned subsidiary, a Nevada corporation named Zhong Ya International Limited (“Zhong Ya”). On July 3, 2018, WLUC merged with and into Zhong Ya pursuant to an Agreement and Plan of Merger (“Merger Agreement”), with the surviving entity being Zhong Ya (such surviving entity referred to herein as the “Company”), for the purpose of changing domicile from Iowa to Nevada (“Merger”). Pursuant to the Merger Agreement, every one hundred outstanding shares of WLUC common stock were exchanged for one share of Zhong Ya common stock and the name of the Company was changed to Zhong Ya International Limited. The financial statements give retroactive effect to this Merger and the 1 for 100 stock exchange.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting and Presentation

The accompanying unaudited condensed financial statements have been prepared on the accrual basis in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and interim financial information pursuant to the rules of the Securities and Exchange Commission (the “SEC”) and have been consistently applied. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2018, which was filed with the SEC on April 1, 2019.

Cash and Cash Equivalents

The Company considers all liquid investments with an original maturity of three months or less that are readily convertible into cash to be cash equivalents.

Income Taxes

The Company has not generated any taxable income, and, therefore, no provision for income taxes has been provided.

The Company accounts for income taxes in accordance with FASB ASC 740, Income Taxes, which requires the recognition of deferred income taxes for differences between the basis of assets and liabilities for financial statement and income tax purposes. Deferred tax assets and liabilities represent the future tax consequences for those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes are also recognized for operating losses that are available to offset future taxable income. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. As of June 30, 2019 and December 31, 2018, the Company has established a full valuation allowance against its deferred tax assets, principally for operating losses, due to the uncertainty in realizing the benefits.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Value of Financial Instruments (continued)

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

The Company did not identify any assets or liabilities that are required to be presented at fair value on a recurring basis. Non-derivative financial instruments include payables and due to related parties. As of June 30, 2019, and December 31, 2018, the carrying values of these financial instruments approximated their fair values due to their short-term nature.

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

3. RECENTLY ISSUED ACCOUNTING STANDARDS

As of the date of this quarterly report, there are no recently issued accounting pronouncements which adoption would have a material impact on the Company’s financial statements.

4. COMMON STOCK

Upon completion of the Merger on July 3, 2018, the surviving entity, Zhong Ya, had fifty million (50,000,000) shares of common stock authorized, par value $0.001 per share. As of June 30, 2019 and December 31, 2018, there were 1,805,001 shares of common stock issued and outstanding, respectively.

In May 2018, WLUC formed a wholly-owned Nevada corporation for the purposes of changing domicile from Iowa to Nevada and changing its name to Zhong Ya International Limited. The common stock of WLUC was exchanged on July 3, 2018 for the common stock of Zhong Ya, and the Iowa company was merged into Zhong Ya. Each one hundred (100) shares of common stock of WLUC issued and outstanding were cancelled and converted automatically into one (1) share of common stock of Zhong Ya. The transaction decreased the number of outstanding shares from 18,735,000 to 187,350. These financial statements have been retroactively adjusted to reflect this exchange.

In November 2018, the Company issued 1,617,650 shares of common stock valued at $0.31 per share for Wenjian Liu’s services as the Chief Executive Officer, Chief Financial Officer, secretary and director of the Company. Compensation expense for the issuance of common stock to Mr. Liu was $504,707.

5. INCOME TAXES

The Company is subject to United States tax laws which provides for a flat rate of 21% for 2019 and 2018. No provision for United States federal taxes has been made as the Company had taxable losses of approximately $12,000 and $10,000 for the three months, and approximately $19,000 and $16,000 for the six months ended June 30, 2019 and 2018, respectively.

5. INCOME TAXES (continued)

The provision for income taxes for the three and six months ended June 30, 2019 and 2018 are summarized as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018
Current	$-	$-	$-	$-
Deferred	2,679	2,179	4,143	3,304
(Increase) in valuation allowance	(2,679)	(2,179)	(4,143)	(3,304)
Total	$-	$-	$-	$-

The primary components that give rise to deferred income taxes at June 30, 2019 and December 31, 2018 are as follows:

	June 30, 2019	December 31, 2018
Deferred tax assets (liabilities):
Net operating loss carry forwards	$37,165	$33,022
Less: valuation allowance	(37,165)	(33,022)
Total deferred tax assets (liabilities)	$-	$-

The Company reviews the valuation allowance to determine whether there is sufficient positive or negative evidence to support a change in judgment about the realization of the deferred tax asset. The Company has established 100% valuation allowances as of June 30, 2019 and December 31, 2018. The valuation allowance increased by $4,143 and $3,304 during the six months ended June 30, 2019 and 2018, respectively.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the three and six months ended June 30, 2019 and 2018:

	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018
Federal statutory tax rate	21.0%	21.0%	21.0%	21.0%
Valuation allowance	(21.0)	(21.0)	(21.0)	(21.0)
Effective tax rate	-%	-%	-%	-%

6. DUE TO RELATED PARTY

As of June 30, 2019, and December 31, 2018, the Company had a non-interest-bearing payable of $47,140 and $27,201, respectively, due to the principal stockholder, who also serves as sole director, Chief Executive Officer, Chief Financial Officer, secretary of the Company, who advanced funds for the Company’s operations.

7. CONTINGENCIES

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

8. GOING CONCERN

The Company’s financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is subject to the substantial business risks and uncertainties inherent to such an entity, including the potential risk of business failure. The Company has not generated any revenues since inception. While the Company is attempting to commence operations and generate revenues, the Company continues to be reliant upon its principal stockholder to support its operations. This raises substantial doubt about the Company’s ability to continue as a going concern.

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

9. SUBSEQUENT EVENTS

The Company’s management has performed subsequent events procedures through August 14, 2019, which is the date the financial statements were available to be issued, and determined there were no subsequent events that would require recognition or disclosure in the financial statements.

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

Overview

We currently do not have any operations and did not actively conduct any operations for the quarter ended June 30, 2019. Our current business plan is to seek new business opportunities or to engage in a business combination with another company. The analysis of new business opportunities will be undertaken by or under the supervision of our management. As of the date of this report, we have not entered into any definitive agreement with any party, nor have there been any specific discussions with any potential business combination candidate regarding business opportunities for the Company. There can be no assurance that we will be able to identify and acquire any business entity. Even if we successfully acquire a business entity, there is no assurance that we can generate revenue and become profitable.

Results of Operations

Three months ended June 30, 2019 compared to June 30, 2018:

The following summary of our operations should be read in conjunction with our unaudited financial statements for the three months ended June 30, 2019 and 2018.

	For the three months ended June 30,
	2019	2018
Operating Expenses: General and administrative expenses	$(12,756)	$(10,377)
Net (loss)	$(12,756)	$(10,377)

During the three months ended June 30, 2019 and 2018, no revenues were recorded.

We had a net loss of $12,756 for the three months ended June 30, 2019 compared to a net loss of $10,377 for the three months ended June 30, 2018.

Our operating expenses for the three months ended June 30, 2019 were $12,756 compared to $10,377 for the three months ended June 30, 2018. Our general and administrative expenses represent fees paid for legal and accounting services in connection with our public company reporting obligations. The increase in our operating expense was due to the increase in legal and accounting fees.

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

Six months ended June 30, 2019 compared to June 30, 2018:

The following summary of our operations should be read in conjunction with our unaudited financial statements for the six months ended June 30, 2019 and 2018.

	For the six months ended June 30,
	2019	2018
Operating expenses: General and administrative expenses	$(19,725)	$(15,731)
Net (loss)	$(19,725)	$(15,731)

During the six months ended June 30, 2019 and 2018, no revenues were recorded.

We had a net loss of $19,725 for the six months ended June 30, 2019 compared to a net loss of $15,731 for the six months ended June 30, 2018.

Our operating expenses for the six months ended June 30, 2019 were $19,725 compared to $15,731 for the six months ended June 30, 2018. Our general and administrative expenses represent fees paid for legal and accounting services in connection with our public company reporting obligations. The increase in our operating expense was due to the increase in legal and accounting fees.

Liquidity and Capital Resources

We expect we will require additional capital to meet our long-term operating requirements. We expect to finance our operations through advances from stockholders, the sale of equity or debt securities until we consummate a business combination. We currently have no cash and will need additional capital in order to continue operating and to acquire an operating business. Additional issuances of equity or convertible debt securities will result in dilution to our current stockholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavours or opportunities, which could significantly and materially restrict our business operations.

The financial statements have been prepared assuming that we will continue as a going concern, which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

As of June 30, 2019, our total assets were $0 compared to $0 in total assets at December 31, 2018. As of June 30, 2019, our total liabilities were $57,129 compared to $37,404 in total liabilities at December 31, 2018. As of June 30, 2019, total liabilities were comprised of $9,989 in accounts payable and accrued expenses and $47,140 in related party payables. As of December 31, 2018, total assets were $0 and total liabilities were comprised of $10,203 in accounts payable and accrued expenses and $27,201 in related party payables.

Stockholders’ deficit was $57,129 as of June 30, 2019 compared to $37,404 as of December 31, 2018.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

Commitments

We do not have any commitments which are required to be disclosed in tabular form as of June 30, 2019.

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
Date: August 14, 2019
	By:	/s/ Wenjian Liu
	Name:	Wenjian Liu
	Title:	Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, and Principal Accounting Officer and Financial Officer)