Form 10-Q
period 2019-09-30
Zhong Ya International Ltd
filed 2019-11-14
CIK 1442101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

As of November 13, 2019, there were 1,805,001 shares of the registrant’s common stock, par value $0.001 per share, issued and outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ZHONG YA INTERNATIONAL LIMITED
CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2019	2018
	(Unaudited)

ASSETS

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Current Liabilities
Accounts payable and accrued expenses	$9,722	$10,203
Due to related party	53,167	27,201

Total current liabilities	62,889	37,404

Stockholders’ (deficit):
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	-	-
Common stock, $0.001 par value, 50,000,000 shares authorized; 1,805,001 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	1,805	1,805
Additional paid-in capital	620,334	620,334
(Deficit)	(685,028)	(659,543)

Total stockholders’ (deficit)	(62,889)	(37,404)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$-	$-

ZHONG YA INTERNATIONAL LIMITED
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Operating expenses:
General and administrative expenses	$(5,760)	$(8,883)	$(25,485)	$(24,614)

Net (loss)	$(5,760)	$(8,883)	$(25,485)	$(24,614)

(Loss) per common share, basic and diluted	$(0.00)	$(0.05)	$(0.01)	$(0.14)

Weighted average shares outstanding, basic and diluted	1,805,001	187,350	1,805,001	177,120

ZHONG YA INTERNATIONAL LIMITED
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT)

			Additional Paid-in Capital
	Common Stock
	Shares	Amount		Deficit	Total

Balance, December 31, 2017	85,050	$85	$82,809	$(123,432)	$(40,538)
Stock issued for accounts payable and accrued expenses	102,300	102	34,436		34,538
Net (loss)	-	-	-	(24,614)	(24,614)

Balance, September 30, 2018 (Unaudited)	187,350	$187	$117,245	$(148,046)	$(30,614)

Balance, December 31, 2018	1,805,001	$1,805	$620,334	$(659,543)	$(37,404)
Net (loss)	-	-	-	(25,485)	(25,485)

Balance, September 30, 2019 (Unaudited)	1,805,001	$1,805	$620,334	$(685,028)	$(62,889)

ZHONG YA INTERNATIONAL LIMITED
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the nine months ended
	September 30,
	2019	2018

Cash flows from operating activities:

Net (loss)	$(25,485)	$(24,614)
Change in operating assets and liabilities:
Increase in accounts payable and accrued expenses	25,485	24,614

Net cash (used in) operating activities	-	-

Cash and cash equivalents, beginning of period	-	-
Cash and cash equivalents, ending of period	$-	$-

Supplemental disclosure of cash flow information：

Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

Supplemental disclosure of non-cash financing activities:

Accounts payable and accrued expenses paid directly by related party	$25,965	$22,482

Issuance of 102,300 shares for accounts payable and accrued expenses	$-	$34,538

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

The Company accounts for income taxes in accordance with FASB ASC 740, Income Taxes, which requires the recognition of deferred income taxes for differences between the basis of assets and liabilities for financial statement and income tax purposes. Deferred tax assets and liabilities represent the future tax consequences for those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes are also recognized for operating losses that are available to offset future taxable income. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. As of September 30, 2019 and December 31, 2018, the Company has established a full valuation allowance against its deferred tax assets, principally for operating losses, due to the uncertainty in realizing the benefits.

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

ZHONG YA INTERNATIONAL LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

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

The Company did not identify any assets or liabilities that are required to be presented at fair value on a recurring basis. Non-derivative financial instruments include accounts payables, accrued expenses and due to related parties. As of September 30, 2019 and December 31, 2018, the carrying values of these financial instruments approximated their fair values due to their short-term nature.

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

4. COMMON STOCK

Upon completion of the Merger on July 3, 2018, the surviving entity, Zhong Ya, had fifty million (50,000,000) shares of common stock authorized, par value $0.001 per share. As of September 30, 2019 and December 31, 2018, there were 1,805,001 shares of common stock issued and outstanding, respectively.

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

ZHONG YA INTERNATIONAL LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

5. INCOME TAXES

The Company is subject to United States tax laws which provides for a flat rate of 21% for 2019 and 2018. No provision for United States federal taxes has been made as the Company had taxable losses of approximately $6,000 and $9,000 for the three months, and approximately $25,000 and $25,000 for the nine months ended September 30, 2019 and 2018, respectively.

The provision for income taxes for the three and nine months ended September 30, 2019 and 2018 are summarized as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2019 (Unaudited)	2018 (Unaudited)	2019 (Unaudited)	2018 (Unaudited)
Current	$-	$-	$-	$-
Deferred	1,209	1,865	5,352	5,169
(Increase) in valuation allowance	(1,209)	(1,865)	(5,352)	(5,169)
Total	$-	$-	$-	$-

The primary components that give rise to deferred income taxes at September 30, 2019 and December 31, 2018 are as follows:

	September 30, 2019 (Unaudited)	December 31, 2018 (Unaudited)
Deferred tax assets (liabilities):
Net operating loss carry forwards	$38,374	$33,022
Less: valuation allowance	(38,374)	(33,022)
Total deferred tax assets (liabilities)	$-	$-

The Company reviews the valuation allowance to determine whether there is sufficient positive or negative evidence to support a change in judgment about the realization of the deferred tax asset. The Company has established 100% valuation allowances as of September 30, 2019 and December 31, 2018. The valuation allowance increased by $5,352 and $5,169 during the nine months ended September 30, 2019 and 2018, respectively.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the three and nine months ended September 30, 2019 and 2018:

	For the three months ended September 30,		For the nine months ended September 30,
	2019 (Unaudited)	2018 (Unaudited)	2019 (Unaudited)	2018 (Unaudited)
Federal statutory tax rate	21.0%	21.0%	21.0%	21.0%
Valuation allowance	(21.0)	(21.0)	(21.0)	(21.0)
Effective tax rate	0.0%	0.0%	0.0%	0.0%

6. DUE TO RELATED PARTY

As of September 30, 2019, and December 31, 2018, the Company had a non-interest-bearing payable of $53,167 and $27,201, respectively, due to funds advanced by the principal stockholder, who also serves as sole director, Chief Executive Officer, Chief Financial Officer and secretary of the Company, for the Company’s operations.

ZHONG YA INTERNATIONAL LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

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

The Company plans to raise additional funds through the issuance of additional equity or debt securities.

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

9. SUBSEQUENT EVENTS

The Company’s management has performed subsequent events procedures through November 14, 2019, which is the date the financial statements were available to be issued, and determined there were no subsequent events that would require recognition or disclosure in the financial statements.

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

Overview

We currently do not have any operations and did not actively conduct any operations for the quarter ended September 30, 2019. Our current business plan is to seek new business opportunities or to engage in a business combination with another company. The analysis of new business opportunities will be undertaken by or under the supervision of our management. As of the date of this report, we have not entered into any definitive agreement with any party, nor have there been any specific discussions with any potential business combination candidate regarding business opportunities for the Company. There can be no assurance that we will be able to identify and acquire any business entity. Even if we successfully acquire a business entity, there is no assurance that we can generate revenue and become profitable.

Results of Operations

Three Months and Nine Months ended September 30, 2018 and 2019

The following summary of our operations should be read in conjunction with our unaudited financial statements for the three months and nine months ended September 30, 2019 and 2018.

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
General and administrative expenses	$(5,760)	$(8,883)	$(25,485)	$(24,614)
Net (loss)	$(5,760)	$(8,883)	$(25,485)	$(24,614)

During the three months and nine months ended September 30, 2019 and 2018, no revenues were recorded.

Net loss, all from operating expenses, was $5,760 for three months ended September 30, 2019 and $8,883 for the three months ended September 30, 2018. Net loss, all from operating expenses, was $25,485 for nine months ended September 30, 2019 and $24,614 for the nine months ended September 30, 2018.

Our operating expenses represent fees paid for legal and accounting services in connection with our public company reporting obligations. The increase in our expenses was due to the increase in legal and accounting fees.

Liquidity and Capital

Working Capital
	September 30,	December 31,
	2019	2018
Current Assets	$-	$-
Current Liabilities	62,889	37,404
Working Capital (Deficit)	$(62,889)	$(37,404)

As of September 30, 2019 and December 31, 2018, our total current assets were $0.

As of September 30, 2019, our current liabilities were $62,889, compared to $37,404 at December 31, 2018. Stockholders’ deficit was $62,889 as of September 30, 2019, compared to stockholders’ deficit of $37,404 as of December 31, 2018. The increase in current liabilities is primarily due to an increase in due to an officer for payments made for operating expenses.

Cash Flows
Nine months ended
September 30,
	2019	2018
Net cash (used in) operating activities	$-	$-
Net cash (used in) investing activities	-	-
Net cash provided by financing activities	-	-
Net change in cash and cash equivalents	$-	$-

Operating Activities

The Company had no funds for operating activities during the nine months ended September 30, 2019 and 2018. During the nine months ended September 30, 2019 and 2018, Mr. Wenjian Liu, the sole director, Chief Executive Officer, Chief Financial Officer and secretary of the Company, paid $25,485 and $24,614, respectively, on behalf of the Company for operating expenses.

Investing Activities

The Company did not use any funds for investing activities during the nine months ended September 30, 2019 and 2018.

Financing Activities

The Company did not have any funds provided by financing activities during the nine months ended September 30, 2019 and 2018.

Limited Operating History; Need for Additional Capital

There is no historical financial information about us on which to base an evaluation of our performance. We have generated no revenues from operations. We cannot guarantee we will be successful in any future business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources.

At present, we do not have any cash on hand to cover operating costs for the next twelve months and will continue to be dependent on loans.

If we are unable to meet our needs for cash from either our operations, or possible alternative sources, then we may be unable to continue our operations.

We have no plans to undertake any product research and development during the next twelve months.

Liquidity and Capital Resources

As of September 30, 2019, we had no cash. As of September 30, 2019, our current liabilities and stockholders’ deficit were $62,889. We do not have sufficient funds to operate for the next twelve months. We have to issue debt or equity or enter into a strategic arrangement with third parties to finance our operations. There can be no assurance that additional capital will be available to us. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

Contractual Obligations

As a “smaller reporting company,” we are not required to provide tabular disclosure obligations.

Going Concern

As of September 30, 2019, our company had a net loss of $25,485 and has earned no revenues. Our company intends to fund operations through equity financing arrangements, which may be insufficient to fund our operations, working capital and other cash requirements for the year ending December 31, 2019. Management has determined that the ability of our company to continue is dependent upon, among other things, obtaining additional financing to continue operations, and development of our business plan. In response to these problems, management hopes to raise additional funds through public or private placement offerings or the possible sale of the company. These factors, among others, raise substantial doubt about our company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

Commitments

We do not have any commitments which are required to be disclosed in tabular form as of September 30, 2019.

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
Date: November 14, 2019
	By:	/s/ Wenjian Liu
	Name:	Wenjian Liu
	Title:	Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, and Principal Accounting Officer and Financial Officer)