Form 10-K
period 2019-12-31
Zhong Ya International Ltd
filed 2020-03-30
CIK 1442101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2019

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

Yes [X] No [   ]

As of June 28, 2019, there was no active trading market for the registrant’s common stock and therefore the value of shares held by non-affiliates cannot be ascertained.

The number of shares outstanding of the registrant’s common stock, $0.001 par value, as of March 30, 2020 was 1,805,001 shares.

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

ITEM 1. BUSINESS

Our Business

Our original business plan was to develop an online landscape design construction and consulting business to service do-it-yourself individuals and companies. Due to financial limitations, our operations had been limited to conceptual planning.

Our current business plan is to seek new business opportunities or to engage in a business combination with another company. The analysis of new business opportunities will be undertaken by or under the supervision of the Company’s management. As of the date of this report, the Company has not entered into any definitive agreement with any party, nor have there been any specific discussions with any potential business combination candidate regarding business opportunities for the Company.

Corporate Background

Zhong Ya International Limited was incorporated under the name “Western Lucrative Enterprises, Inc.” (“WLUC”) pursuant to the laws of the State of Iowa on July 14, 2008. In May 2018, WLUC formed a wholly-owned subsidiary pursuant to the laws of Nevada under the name of “Zhong Ya International Limited” (“Zhong Ya”). As described in more details below, on July 3, 2018, WLUC merged into Zhong Ya, with Zhong Ya being the surviving entity. In connection with the merger, each 100 outstanding shares of common stock of WLUC was exchanged for 1 share of common stock, par value $0.001 per share (“Common Stock”) of Zhong Ya. This report gives retroactive effect to such share exchange.

February 2018 Change of Control

WLUC entered into a debt assumption and conversion agreement, dated January 31, 2018 with Magellan Capital Partners, Inc. (“Magellan”), pursuant to which $30,815 in accounts payables and accrued expenses owed to Magellan, as well as $6,000 in a note and $1,526 in accrued interest, were converted into 102,300 shares of WLUC’s common stock issued to a designee of Magellan.

On January 31, 2018, Wenjian Liu, as buyer, entered into a stock purchase agreement (the “SPA”) with Dempsey Mork, Tonbridge, LLC and Magellan Capital Corp. 401K Profit Sharing Plan, as sellers. Pursuant to the SPA, on February 12, 2018, Wenjian Liu purchased 169,300 shares of WLUC’s common stock for a total purchase price of $325,000 in cash, and as a result, became a controlling shareholder of WLUC.

Merger with Zhong Ya and Name Change

On June 1, 2018, WLUC entered into an Agreement and Plan of Merger (“Merger Agreement”) with Zhong Ya, pursuant to which, WLUC merged with and into Zhong Ya (the “Merger”) and the separate existence of WLUC ceased and Zhang Ya survived the Merger and continues to be governed by the laws of the State of Nevada. Upon completion of the Merger, each one hundred (100) shares of WLUC’s common stock, par value $0.001 per share, issued and outstanding immediately prior to the effective time of the Merger were converted into one (1) share of Common Stock of Zhang Ya (“Zhong Ya Shares”). Any fractional Zhong Ya Share a shareholder would have received was rounded up and an additional whole Zhong Ya Share was issued for such fractional Zhong Ya Share. This report gives retroactive effect to the share exchange.

The Articles of Merger were filed with the State of Nevada on July 2, 2018 and with the State of Iowa on July 3, 2018. The Merger became effective on July 3, 2018. The post-Merger Company adopted the Articles of Incorporation and Bylaws of Zhong Ya.

On September 28, 2018, the Company effected a change in the Company’s name from “Western Lucrative Enterprises, Inc.” to “Zhong Ya International Limited.”

Employees

As of December 31, 2019, we had no employees other than our sole officer and director. We anticipate that we will not hire any employees in the next twelve months, unless we generate significant revenues, raise capital, or make a complete change of course from our current business plan.

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

(b) Holders.

As of March 30, 2020, there were 43 shareholders of all of our issued and outstanding shares of Common Stock.

(c) Dividends.

We have not paid or declared any dividends on our Common Stock to date and we do not anticipate paying cash dividends in the foreseeable future.

(d) Securities Authorized for Issuance Under Equity Compensation Plans.

We currently do not have any equity compensation plans.

(e) Recent Sales of Unregistered Securities.

None.

ITEM 6. SELECTED FINANCIAL DATA

As a smaller reporting company, as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we are not required to provide the information required by this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

The Company was incorporated under the name “Western Lucrative Enterprises, Inc.” pursuant to the laws of the State of Iowa on July 14, 2008. Effective July 3, 2018, the Company reincorporated in Nevada from Iowa. The purposes for which the Company was organized were internet sale of landscape design. The Company’s original business plan was to develop an online landscape design which never commenced operations.

The Company’s current business plan is to seek new business opportunities or to engage in a business combination with another company. The analysis of new business opportunities will be undertaken by or under the supervision of the management of the Company. As of the date of this report, the Company has not entered into any definitive agreement with any party, nor has there been any specific discussions with any potential business combination candidate regarding business opportunities for the Company. There can be no assurance that the Company will be able to identify and acquire any business entity. The Company’s search for a business combination, and any target business with which the Company ultimately consummates a business combination, may be materially adversely affected by the recent coronavirus (COVID-19) pandemic, which has resulted in a widespread health crisis that has adversely affected and will continue to affect the economies and financial markets worldwide, and the business of any potential target business with which the Company consummates a business combination could be materially and adversely affected. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, the Company’s ability to consummate a business combination, or the operations of a target business with which the Company ultimately consummates a business combination, may be materially adversely affected. Even if the Company successfully acquires a business entity, there is no assurance that the Company can generate revenue and become profitable.

Results of Operations

The Company has not generated any revenues from operations and can give no assurance that it will generate any revenues in the future. The Company will require substantial additional funding to complete a business combination and/or initiate and develop its operations. There is no assurance that the Company will be able to obtain sufficient additional funds when needed, or that such funds, if available, will be obtainable on terms satisfactory to the Company.

For the Years Ended December 31, 2019 and 2018

The following summary of our results of operations should be read in conjunction with our financial statements for the years ended December 31, 2019 and 2018.

	Year Ended
	December 31,
	2019	2018
Revenues	$-	$-
Operating Expenses
General and administrative	(35,294)	(536,111)
Total Operating Expenses	(35,294)	(536,111)
Net (loss)	$(35,294)	$(536,111)

We did not generate any revenue during the years ended December 31, 2019 and 2018 and do not expect to generate revenue for the foreseeable future. Our general and administrative expenses were primarily attributed to professional fees paid for legal and accounting services in connection with our public company reporting obligations. Our general and administrative expenses for the year ended December 31, 2019 was $35,294 compared to general and administrative expenses of $536,111 for the year ended December 31, 2018. The decrease in general and administrative expenses was because there was no share transfer recorded during 2019. As a result of the above, we had a net loss of $35,294 for the year ended December 31, 2019 compared to a net loss of $536,111 for the year ended December 31, 2018.

We do not expect to conduct any research and development. We do not own any plant or equipment. Our management does not anticipate any significant changes in the number of employees in the next twelve months, unless we find a business combination target. Currently, we believe the services provided by our sole officer and director are sufficient at this time.

Liquidity and Capital Resources

We expect that we will require additional capital to meet our current and long-term operating requirements. We expect to finance our operations through advances from shareholders and the sale of equity or debt securities until we consummate a business combination. We currently have no cash and will need additional capital in order to continue operating and to acquire an operating business. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our Common Stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

The financial statements have been prepared assuming that we will continue as a going concern, which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

	Year Ended
	December 31,
	2019	2018
Current Assets	$-	$-
Current Liabilities
Accounts payable and accrued expenses	$13,771	$10,203
Due to related party	$58,927	$27,201

Total Stockholders’ (Deficit)	$(72,698)	$(37,404)

As of December 31, 2019 and 2018, our total assets were $0. As of December 31, 2019, our total liabilities were $72,698 compared to $37,404 in total liabilities at December 31, 2018. As of December 31, 2019, our total liabilities were comprised of $13,771 in accounts payable and accrued expenses and $58,927 in related party payables. As of December 31, 2018, our total liabilities were comprised of $10,203 in accounts payable and accrued expenses and $27,201 in accrued interest and related party payables.

Stockholders’ deficit was $72,698 as of December 31, 2019, compared to $37,404 as of December 31, 2018.

Going Concern

Our financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We are subject to the substantial business risks and uncertainties inherent to such an entity, including the potential risk of business failure. We have not generated any revenues since inception. While we are attempting to commence operations and generate revenues, we continue to be reliant upon our principal shareholder to support our operations. This raises substantial doubt about our ability to continue as a going concern.

Management plans to raise additional funds through the issuance of additional equity or debt securities.

While we believe in our ability to raise additional funds and the viability of our strategy, there can be no assurances that it will be successful. Our ability to continue as a going concern is dependent upon the continued financial support from our principal shareholder and our ability to obtain the necessary equity or debt financing and eventually commence and attain profitable operations.

The accompanying financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

Commitments

We do not have any commitments which are required to be disclosed in tabular form as of December 31, 2019.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the index to the Financial Statements below, beginning on page F-l.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report (the “Evaluation Date”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the Evaluation Date, our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure since our auditor had to make audit adjustments. Our management intends to work more closely with our auditors to correct this ineffectiveness.

(b) Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-I5(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Our management has concluded that, as of December 31, 2019, our internal control over financial reporting was not effective based on these criteria. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2019, we determined that the following deficiencies constituted a material weakness, as described below.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The name, age and titles of our executive officer and director are as follows:

Name and Address of Executive Officer and/or Director	Age	Position
Wenjian Liu No. 501 Jia Yu Building, Red Star Community Songgang Street, BoaAn District Shenzhen, Guangdong, China 518105	42	Director, Chief Executive Officer, Chief Financial Officer and Secretary

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

Board of Directors Meetings

During our fiscal year ended December 31, 2019, the Company did not hold any meetings of the Board of Directors.

Terms of Directors and Officers

Pursuant to our Bylaws, our directors shall be elected at the annual meeting of the shareholders or by written consent of the shareholders, and each director so elected shall hold office until his or her successor is elected and qualified or until his or her earlier death, resignation or removal. Vacancies and newly created directorships resulting from any increase in the authorized number of directors to be elected by all the stockholders having the right to vote as a single class may be filled by a majority of the directors then in office, even if less than a quorum, or by a sole remaining director. Each director so chosen shall hold office until his or her successor is elected and qualified, or until his or her earlier death, resignation or removal. If there are no directors in office, then an election of directors may be held in accordance with the Nevada Revised Statutes.

Pursuant to our Bylaws, our officers shall be elected annually by the Board of Directors at the annual meeting. Each such officer shall hold office until his or her successor is elected and qualified, or until his or her earlier death, resignation or removal. Any vacancy in any office is filled in such manner as the Board of Directors shall determine.

No annual meeting was held for the year ended December 31, 2019.

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

ITEM 11. EXECUTIVE COMPENSATION

For the year ended December 31, 2019, the Company had not made any cash compensation to its officer for services rendered to the Company. No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, regarding the beneficial ownership of the Company’s Common Stock as of March 30, 2020 by (i) each shareholder known by the Company to be the beneficial owner of more than 5% of its Common Stock, (ii) by each director and executive officer of the Company and (iii) by all executive officers and directors of the Company as a group. Each of the persons named in the table has sole voting and investment power with respect to Common Stock beneficially owned.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Person Transactions

As of December 31, 2019 and 2018, the Company had a non-interest-bearing payable of $58,927 and $27,201, respectively, due to the principal shareholder of the Company.

Director Independence

Our Board of Directors consists of one individual, Mr. Wenjian Liu, who also serves as our sole officer, and is not independent.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows the fees that we paid or accrued for the audit and other services provided by our independent registered public accounting firms for the fiscal years ended December 31, 2019 and 2018.

Fee Category	Fiscal Year Ended December 31, 2019	Fiscal Year Ended December 31, 2018
Audit Fees (1)	$8,000	$6,000
Audit-Related Fees(2)	$-	$-
Tax Fees(3)	$-	$-
All Other Fees(4)	$-	$-

(1)This category consists of fees for professional services rendered by our principal independent registered public accountants for the audit of our annual financial statements, review of financial statements included in our quarterly reports and services that are normally provided by the independent registered public accounting firms in connection with statutory and regulatory filings or engagements for those fiscal years.

(2)This category consists of fees for assurance and related services by our independent registered public accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultations concerning financial accounting and reporting standards.

(3)This category consists of fees for professional services rendered by our independent registered public accountant for tax compliance, tax advice, and tax planning.

(4)This category consists of fees for services provided by our independent registered public accountants other than the services described above.

ITEM 15. EXHIBITS

(a)Documents filed as part of this report

(1)All Financial Statements

The consolidated financial statements as listed in the accompanying “Index to Consolidated Financial Statements” are filed as part of this Annual Report on Form 10-K.

(2)Financial Statement Schedules

All financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto included in this Form 10-K.

(3)Exhibits Required by Item 601 of Regulation S-K

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

3.4	Bylaws. Incorporated by reference to Exhibit 3.2 to the registrant’s current report on Form 8-K filed on July 31, 2018.

4.1*	Description of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended

31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1**	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith

** Furnished herewith

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 30, 2020

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

Dated: March 30, 2020

Zhong Ya International Limited

By:	/s/ Wenjian Liu
Name:	Wenjian Liu
Title:	Director, Chief Executive Officer, Chief Financial Officer and Secretary (Principal Executive Officer, Principal Accounting Officer and Financial Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Zhong Ya International Limited

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Zhong Ya International Limited (the “Company”) as of December 31, 2019 and 2018, and the related statements of operations, changes in stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2019, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

Very truly yours,

Wei, Wei & Co., LLP

We have served as the Company’s auditor since 2018.

Flushing, NY

March 30, 2020

ZHONG YA INTERNATIONAL LIMITED

BALANCE SHEETS

AS OF THE YEARS ENDED DECEMBER 31, 2019 AND 2018

	December 31,
	2019	2018
ASSETS

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Current Liabilities
Accounts payable and accrued expenses	$13,771	$10,203
Due to related party	58,927	27,201

Total current liabilities	72,698	37,404

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDER’S (DEFICIT):
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding as of December 31, 2019 and 2018	-	-
Common stock, $0.001 par value, 50,000,000 shares authorized; 1,805,001 shares issued and outstanding as of December 31, 2019 and 2018	1,805	1,805
Additional paid-in capital	620,334	620,334
(Deficit)	(694,837)	(659,543)

TOTAL STOCKHOLDER’S (DEFICIT):	(72,698)	(37,404)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$-	$-

See report of independent registered public accounting firm and accompanying notes to financial statements.

ZHONG YA INTERNATIONAL LIMITED

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

	Year Ended
	December 31,
	2019	2018

Revenues	$-	$-

Operating expenses
General and administrative	(35,294)	(536,111)

Total operating expenses	(35,294)	(536,111)

Net (loss)	$(35,294)	$(536,111)

Net (Loss) per common share, basic and diluted	$(0.02)	$(1.71)

Weighted average shares outstanding, basic and diluted	1,805,001	313,629

See report of independent registered public accounting firm and accompanying notes to financial statements.

ZHONG YA INTERNATIONAL LIMITED

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

	Year Ended
	December 31,
	2019	2018
Cash flows from operating activities:
Net (loss)	$(35,294)	$(536,111)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation	-	504,707
Change in operating assets and liabilities:
Increase in accounts payable and accrued expenses	3,568	4,203
Increase in due to related party	31,726	27,201

Net cash (used in) operating activities	-	-

Net change in cash and cash equivalents	-	-

Cash and cash equivalents, beginning of period	-	-

Cash and cash equivalents, end of period	$-	$-

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Issuance of 102,300 shares for accounts payable and accrued interest	$-	$34,538

See report of independent registered public accounting firm and accompanying notes to financial statements.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance, December 31, 2017	85,050	$85	$82,809	$(123,432)	$(40,538)
Stock issued for accounts payable and
accrued interest	102,301	102	34,436	-	34,538
Stock compensation	1,617,650	1,618	503,089	-	504,707
Net (loss)	-	-	-	(536,111)	(536,111)

Balance, December 31, 2018	1,805,001	1,805	620,334	(659,543)	(37,404)
Net (loss)	-	-	-	(35,294)	(35,294)

Balance, December 31, 2019	1,805,001	$1,805	$620,334	$(694,837)	$(72,698)

See report of independent registered public accounting firm and accompanying notes to financial statements.

ZHONG YA INTERNATIONAL LIMITED

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

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

The Company has not generated any revenues from operations and can give no assurance of any future revenues. The Company will require substantial additional funding to initiate and develop its operations. There is no assurance that the Company will be able to obtain sufficient additional funds when needed, or that such funds, if available, will be obtainable on terms satisfactory to the Company (see Note 7).

2. ACCOUNTING POLICIES

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

The Company accounts for income taxes in accordance with FASB ASC 740, Income Taxes, which requires the recognition of deferred income taxes for differences between the basis of assets and liabilities for financial statement and income tax purposes. Deferred tax assets and liabilities represent the future tax consequences for those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes are also recognized for operating losses that are available to offset future taxable income. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. As of December 31, 2019 and 2018, the Company had full valuation allowances against its deferred tax assets, principally for operating losses, due to the uncertainty in realizing the benefits.

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

ZHONG YA INTERNATIONAL LIMITED

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

2. ACCOUNTING POLICIES (Continued)

Level 3 Inputs – Inputs based on prices or valuation techniques that are both unobservable and significant to the overall fair value measurements.

FASB ASC 820 requires the use of observable market data, when available, in making fair value measurements. When inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.

The Company has not identified any assets or liabilities that are required to be presented at fair value on a recurring basis. Non-derivative financial instruments include accounts payable, accrued expenses, and due to related party. As of December 31, 2019 and 2018, the carrying values of these financial instruments approximated their fair values due to their short term nature.

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

Net Income (Loss) per Share

The Company computes net income (loss) per share of common stock in accordance with FASB ASC 260, Earnings Per Share (“ASC 260”) and U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 98 (“SAB 98”). Under the provisions of ASC 260 and SAB 98, basic net earnings (loss) per share of common stock is computed by dividing the amount of net income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted income per share includes the effect of dilutive common stock equivalents from the assumed exercise of options, warrants, convertible preferred stock and convertible notes. The Company’s common stock equivalents, if any, are excluded in the computation of diluted net (loss) per share since their inclusion would be anti-dilutive.

3. COMMON STOCK

Upon completion of the merger on July 3, 2018, the surviving entity, Zhong Ya, had fifty million (50,000,000) shares of common stock authorized with a par value of $0.001 per share. As of December 31, 2019 and 2018, there were 1,805,001 shares of common stock issued and outstanding. The Company entered into a debt assumption and conversion agreement, dated January 31, 2018, pursuant to which $30,815 in accounts payable and accrued expenses and $3,723 of accrued interest owed to Magellan Capital Partners, Inc. (“Magellan”) were converted into 102,300 shares of the Company’s common stock, issued to Tonbridge, LLC, a designee of Magellan.

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

ZHONG YA INTERNATIONAL LIMITED

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

4. INCOME TAX

On December 22, 2017, the “Tax Cuts and Jobs Act” (the “Tax Act”) was enacted. Under the Tax Act, net operating losses (“NOL”) from tax years that began after December 31, 2017 do not expire, and prior NOLs expire after 20 years. Further, under the Tax Act, although the treatment of tax losses generated in taxable years ended before December 31, 2017 has generally not changed, tax losses generated in taxable years beginning after December 31, 2017 may offset no more than 80% of taxable income annually.

As of December 31, 2019, the Company had approximately $192,500 in net operating loss carryforwards. Of this amount, $66,700 has no expiration date and $125,800 expires through 2037.

The Company is subject to the Tax Act which provides a flat rate of 21% for 2019 and 2018. No provision for United States federal taxes has been made as the Company had taxable losses of approximately $35,000 and $31,000 for the years ended December 31, 2019 and 2018, respectively. The Company had pre-tax losses of approximately $35,000 and $536,000 for the years ended December 31, 2019 and 2018, respectively.

The provision of income tax for the years ended December 31, 2019 and 2018 are summarized as follows:

	2019	2018
Current	$-	$-
Deferred	7,412	6,595
Change in valuation allowance	(7,412)	(6,595)

Total	$-	$-

The primary components that give rise to deferred income taxes at December 31, 2019 and 2018 are as follows:

	2019	2018
Deferred tax assets (liabilities):
Net operating loss carry forwards	$40,434	$33,022
Less: valuation allowance	(40,434)	(33,022)

Total deferred tax assets (liabilities)-Net	$-	$-

The Company reviews the valuation allowance to determine whether there is sufficient positive or negative evidence to support a change in judgment about the realization of the deferred tax asset. The Company has established 100% valuation allowances as of December 31, 2019 and 2018. The valuation allowances increased by $7,412 and $6,595 as of December 31, 2019 and 2018, respectively.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the years ended December 31, 2019 and 2018:

	2019	2018
Federal statutory tax rate	21.0%	21.0%
Valuation allowance	(21.0)	(21.0)

Effective tax rate	0.0%	0.0%

ZHONG YA INTERNATIONAL LIMITED

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

5. DUE TO RELATED PARTY

As of December 31, 2019 and 2018, the Company had a non-interest-bearing payable of $58,927 and $27,201, respectively, due to the principal shareholder, who also serves as sole director, Chief Executive Officer, Chief Financial Officer and secretary of the Company, for the Company’s operations.

6. CONTINGENCIES

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

7. GOING CONCERN

The Company’s financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is subject to the substantial business risks and uncertainties inherent to such an entity, including the potential risk of business failure. The Company has not generated any revenues since inception. While the Company is attempting to commence operations and generate revenues, the Company continues to be reliant upon its principal shareholder to support its operations. This raises substantial doubt about the Company’s ability to continue as a going concern.

Management plans to raise additional funds through the issuance of additional equity or debt securities.

While the Company believes in its ability to raise additional funds and the viability of its strategy, there can be no assurances that it will be successful. The Company’s ability to continue as a going concern is dependent upon the continued financial support from its principal shareholder and its ability to obtain the necessary equity or debt financing and eventually commence and attain profitable operations.

The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

8. SUBSEQUENT EVENTS

The Company’s management has performed subsequent events procedures through March 30, 2020, which is the date the financial statements were available to be issued, and determined there were no subsequent events that would require recognition or disclosure in the financial statements.